Form 10-Q
period 1995-01-31
INTERSOLV INC
filed 1995-03-17
CIK 805330

_________________________________________________________________

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               ---------
                               FORM 10-Q
                               ---------

(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 1995
OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission File Number: 0-15188

                                 -------

                            INTERSOLV, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                   52-0990382
         (State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification No.)


                     3200 Tower Oaks Boulevard
                     Rockville, Maryland 20852
             (Address of principal executive offices)

                        (301) 230-3200
       (Registrant's telephone number including area code)

                          ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes___X___                  No_______

As of February 28, 1995, there were 15,634,449 shares outstanding of the Registrant's Common Stock, par value $.01 per share.
_________________________________________________________________




INTERSOLV, INC.

INDEX


                                                                    Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                        3

	Condensed Consolidated Statements of Operations for the
	three months ended January 31, 1995 and 1994                   4

	Condensed Consolidated Statements of Operations for the nine
	 months ended January 31, 1995 and 1994                        5

	Condensed Consolidated Balance Sheets as of
	January 31, 1995 and April 30, 1994	                       6

	Condensed Consolidated Statements of Cash Flows for the
	nine months ended January 31, 1995 and 1994.                   7

	Notes to Condensed Consolidated Financial Statements           8

Item 2.   Management's Discussion and Analysis of
	 Financial Condition and Results of Operations                10


PART II.	OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders                       14

Item 5.  Other Information                                            14

Item 6.  Exhibits and Reports on Form 8-K                             14

Signatures                                                            15






PART I.	FINANCIAL INFORMATION


Financial Statements.

The financial statements set forth below for the three-month and nine-month periods ended January 31, 1995 and 1994 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. INTERSOLV, Inc. believes that the disclosures made are adequate to make the information presented not misleading. The results for the three-month and nine month periods ended January 31, 1995 are not necessarily indicative of the results for the fiscal year.

In the opinion of management, the accompanying consolidated condensed financial statements reflect all necessary adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these financial statements be read in conjunction with the latest audited financial statements and the notes thereto (included in the Annual Report on Form 10-K for the fiscal year ended April 30, 1994).



INTERSOLV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended January 31

(dollars in thousands, except per share data)

(unaudited)
                                                   1995           1994

Revenues                                          $30,084        $23,030

Costs and expenses:
  Cost of sales                                     2,575          1,794
  Sales and marketing                              16,585         13,639
  Research and development                          3,137          2,141
  General and administrative                        2,227          1,920

Total costs and expenses                           24,524         19,494

Operating income                                    5,560          3,536

Other income, net                                     169            115

Income before income taxes                          5,729          3,651

Provision for income taxes                          1,716          1,095

Net income                                        $ 4,013        $ 2,556

Net income per share                              $  0.25        $  0.20

Shares used in computing net income per share      16,360         12,581















The accompanying notes are an integral part of these condensed consolidated statements.


INTERSOLV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended January 31

(dollars in thousands, except per share data)

(unaudited)
                                                 1995             1994

Revenues                                        $80,600          $60,088

Costs and expenses:
  Cost of sales                                   7,254            5,134
  Sales and marketing                            46,724           36,694
  Research and development                        9,244            6,506
  General and administrative                      6,538            5,255

Total costs and expenses                         69,760           53,589

Operating income                                 10,840            6,499

Other income, net                                   481              197

Income before income taxes                       11,321            6,696

Provision for income taxes                        3,395            2,009

Net income                                      $ 7,926          $ 4,687

Net income per share                           $   0.49          $  0.38

Shares used in computing net income per share    16,020           12,425









The accompanying notes are an integral part of these condensed consolidated statements.


INTERSOLV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)


	(unaudited)
                                              January 31,      April 30
                                                 1995            1994


ASSETS

Current assets:
   Cash and cash equivalents                  $ 26,629        $ 22,366
   Accounts receivable, net                     28,471          25,791
   Refundable income taxes                         504             411
   Prepaid expenses and other current assets     3,399           2,619

Total current assets                            59,003          51,187

Software, net                                   19,744          18,998
Property and equipment, net                      5,529           5,970
Notes receivable and other assets                1,020           1,446

Total assets                                   $85,296         $77,601

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses       $24,953         $26,828
   Deferred revenue                             13,728          13,654

Total current liabilities                       38,681          40,482

Long-term liabilities                              ---           1,196

Total liabilities                               38,681          41,678

Stockholders' equity
   Common stock                                    157             148
   Paid-in capital                              81,844          78,591
   Treasury stock                                 (768)            ---
   Deficit                                     (33,563)        (41,526)
   Cumulative translation adjustment          (  1,055)       (  1,290)

Total stockholders' equity                      46,615          35,923

Total liabilities and stockholders' equity     $85,296         $77,601




The accompanying notes are an integral part of these condensed consolidated statements.

INTERSOLV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended January 31

(amounts in thousands)

(unaudited)
                                                     1995         1994
CASH INFLOWS (OUTFLOWS)
Operating activities:
  Net income                                       $ 7,926      $ 4,687
  Non-cash items:
    Depreciation and amortization                    7,206        5,789
    Deferred taxes                                   3,394        1,833
  Payment of restructuring / acquisition charges    (4,073)         ---
  Change in assets and liabilities                  (3,488)      (1,418)

Net cash provided by operating activities           10,965       10,891

Investing activities:
  Additions to software                             (5,873)      (4,215)
  Additions to property and equipment               (1,364)      (2,378)
  Sale/leaseback of equipment                          ---        1,252
  Other                                                212          332

Net cash used in investing activities               (7,025)      (5,009)

Financing activities:
  Purchase of common stock for treasury             (2,674)         ---
  Payment of Q+E installment liability              (1,107)         ---
  Proceeds from sale of common stock                 3,907        2,584

Net cash provided by financing activities              126        2,584

Effect of exchange rate changes on cash                197         (149)

Net increase in cash and cash equivalents            4,263        8,317

Cash and cash equivalents, beginning of period      22,366        9,017

Cash and cash equivalents, end of period           $26,629      $17,334







The accompanying notes are an integral part of these condensed consolidated statements.

INTERSOLV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of INTERSOLV, Inc. and its wholly owned subsidiaries
(collectively, the "Company" or "INTERSOLV").

The accompanying unaudited financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the nine-month period ended January 31, 1995 may not necessarily be indicative of the results for the entire year. The results for the three months ended July 31, 1994 were restated to include the results of operations of the Software Edge, as more fully described on page 9 under Acquisitions.

These financial statements should be read in conjunction with the Company's annual audited financial statements, as filed with the Securities and Exchange Commission on Form 10-K, for the year ended April 30, 1994.

Operations

The Company develops, markets and supports computer software used by software developers to accelerate the development and maintenance process, improve quality and reduce cost.

Contracting Costs (Discontinued Operations)

Prior to April 1986, certain revenues associated with discontinued operations were generated under cost-plus-fee contracts with the U.S. government and are subject to adjustments upon audit by the Defense Contract Audit Agency (DCAA). Audits through July 31, 1986 have been completed. On December 5, 1990, the Company received a notice from the DCAA questioning certain charges aggregating approximately $2.4 million incurred by the Company during fiscal 1985 and 1986. The Company filed a response in April, 1991, which provided additional information regarding the issues raised in the notice. Although the amount of the liability, if any, cannot be ascertained, the Company currently does not believe this claim will have a material impact on the Company's financial statements taken as a whole.

Sales Tax

The Company sells its products in various states through different distribution channels, including telesales, field sales and through distributors. On certain sales, the Company must collect and remit sales tax to the respective state. These sales taxes are subject to adjustment upon audit by the respective state. Liabilities may result from this process; however, management believes the reserves provided for these liabilities are sufficient.

The Company's income tax returns are subject to audit by Federal, state and foreign tax authorities. Adjustments to increase or decrease taxable income or losses may result from these audits. Management believes the impact of these adjustments, if any, would not have a material impact on the Company's financial statements taken as a whole.

Capitalization of Computer Software Development Costs and Purchased
Software

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,"("FAS 86") the Company capitalizes certain internal software development costs subsequent to the establishment of technological feasibility for the product as evidenced by a working model. In addition, the Company supplements its internal development effort by acquiring rights to selected software technologies ("purchased software") from others. Capitalized software costs and purchased software are amortized on a straight line basis over the estimated economic lives of the products, which range from three to five years.

The Company continually compares the unamortized software development costs and purchased software costs in light of the expected future revenues for those products. If the unamortized costs exceed the expected future net value from sales of the related product, then the excess amount is written off.

Acquisitions

In April 1994, INTERSOLV acquired all of the outstanding common stock of Q+E Software, Inc. ("Q+E") for approximately $37.4 million, consisting of $5.3 million in cash and installment payments, 2,370,000 shares of INTERSOLV common stock (valued at $28 million) and $4.1 million in assumed and other liabilities. Q+E develops and markets software products for end-users and software developers to access information stored in databases resident on personal computers, mini computers and mainframes. The acquisition has been accounted for using the "purchase" method. Q+E's results are included in INTERSOLV's results of operations starting on May 1, 1994.

In September 1994, INTERSOLV acquired all of the outstanding common stock of The Software Edge, Inc. ("Software Edge") for approximately $5.7 million, consisting of 471,819 shares of INTERSOLV common stock. Software Edge develops and markets a software product which complements the Company's PVCS line of software configuration management tools. The acquisition was accounted for using the "pooling-of-interest" method. Software Edge's results of operations beginning May 1, 1994 have been included in the Company's results; accordingly the Company has restated its previously issued results of operations for the three months ended July 31, 1994. Results for previous years have not been restated because the impact is not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Results Overview

The following table sets forth, for the periods indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


                                      Percentage of Total Revenue
                              Three Months Ended       Nine Months Ended
                                 January 31,               January 31,

                                1995       1994          1995       1994

Revenues:
   North America                73.1%      73.1%         71.7%     70.3%
   International                26.9%      26.9%         28.3%     29.7%
                               100.0%     100.0%        100.0%    100.0%


Costs and expenses:
   Cost of sales                 8.6%       7.8%          9.0%      8.5%
   Sales and marketing          55.1%      59.2%         58.0%     61.2%
   Research and development     10.4%       9.3%         11.5%     10.8%
   General and administrative    7.4%       8.3%          8.1%      8.7%
      Total costs and expenses  81.5%      84.6%         86.6%     89.2%

Operating income                18.5%      15.4%         13.4%     10.8%

Other income, net                0.6%       0.5%          0.6%      0.3%

Income before taxes             19.1%      15.9%         14.0%     11.1%

Provision for income taxes       5.7%       4.8%          4.2%      3.3%

Net Income                      13.4%      11.1%          9.8%      7.8%




License fees and maintenance fees were 76% and 24%, respectively, of total revenues for the three months ended January 31, 1995. For the three months ended January 31, 1994, license fees and maintenance fees were 73% and 27%, respectively, of total revenues. License fees and maintenance fees were 73% and 27%, respectively, of total revenues for the nine months ended January 31, 1995. For the nine months ended January 31, 1994, license fees and maintenance fees were 70% and 30%, respectively, of total revenues.

Revenues

Revenues for the three months ended January 31, 1995 increased 31% from $23 million for the same period last year to $30.1 million. Revenues from North American and International operations grew 31%. Revenues for the nine months ended January 31, 1995 increased 34% from $60.1 million for the same period last year to $80.6 million. Revenues from North American operations grew 37%, while International revenues increased 28%. Revenues for the three and nine months ended January 31, 1994 do not include the results of Q+E Software, Inc. ("Q+E") which was acquired in April 1994 in a transaction accounted for using the "purchase" method, or The Software Edge ("Software Edge") which was acquired in September 1994 in a transaction accounted for using the "pooling-of-interests" method. The increase in both the three and nine month periods ended January 31,1995 is due to the Q+E and Software Edge acquisitions, coupled with revenue growth in the Company's client/server products. The significant revenue growth in the client/server products offset a revenue decline in the Company's products targeted at the traditional software application development market. Approximately 35%- 40% of the Company's current revenue stream is from the more traditional market and we expect demand in this market to remain flat or decline over a number of years as software development shifts towards the client/server market.


Cost of Sales

Cost of sales includes cost of software media, freight, royalties and amortization of capitalized software development costs and purchased technology costs. Cost of sales for the three months ended January 31, 1995 increased 43% from $1.8 million for the same period last year to $2.6 million. Cost of sales for the nine months ended January 31, 1995 increased 41% from $5.1 million to $7.3 million. The increase is primarily due to higher levels of software amortization, caused by releases of new products since last year.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 1995 increased 22% from $13.6 million for the same period last year to $16.6 million. Sales and marketing costs for the nine months ended January 31, 1995 increased 27% from $36.7 million for the same period last year to $46.7 million. The acquisitions of Q+E and Software Edge, combined with increased investment in telesales, third party distribution channels and marketing programs were the primary reasons for the increase in both the three and nine months ended January 31, 1995.


Research and Development

Research and Development ("R & D") expenses reflect gross expenditures less amounts capitalized in accordance with FAS 86. Amortization of capitalized software is included in cost of sales. R & D expenses were
 $3.1 million in the third quarter of fiscal 1995, which represented a 46% increase when compared to $2.1 million in the same period last year.
  R & D expenses for the nine months ended January 31, 1995 were $9.2 million, up 42% from $6.5 million for the same period last year. The increase in both the three and nine month periods ending January 31, 1995 is due primarily to development costs associated with product lines acquired in connection with Q+E and increased investment in the Company's client/server products.


General and Administrative

General and administrative expenses were $2.2 million in the third quarter of fiscal 1995 as compared to $1.9 million in the same period. General and administrative expenses for the nine months ended January 31, 1995 increased 24% from $5.3 million for the same period last year to $6.5 million. The increase in both the three and nine months periods is due primarily to administrative costs associated with the acquisitions of Q+E and The Software Edge.


Operating Income

Operating income was $5.6 million for the three months ended January 31, 1995 compared with a $3.5 million for the same quarter in fiscal 1994. Operating income for the nine months ended January 31, 1995 was $10.8 million compared with $6.5 million in the same period last year. These increases are due to overall revenue growth and economies of scale achieved from the Q+E and Software Edge acquisitions.

Other Income, net

Other income increased due to higher levels of cash available for investment, when compared to the same period last year.

Income Taxes

The effective tax rate for the current period is 30%, which is the same as the comparable period last year. The Company expects that the tax rate for the remainder of fiscal 1995 will be 30%. The difference from the statutory rate is primarily because of the estimated tax benefit resulting from the utilization of net operating losses and research and development tax credit carry forwards.


Financial Condition - Liquidity and Capital Resources

During the nine months ended January 31, 1995, operations provided $11.0 million of cash, after making $4.1 million for acquisition related payments. Additional cash of $3.9 million was generated through the proceeds from the Company's stock option and stock purchase plans. Cash was invested in capitalized software and fixed assets in the amount of $5.9 million and $1.4 million, respectively, for the nine months ended January 31, 1995. The Company also purchased $2.7 million in common stock for treasury and disbursed $1.1 million to satisfy an installment liability associated with the Q+E acquisition. Overall cash and cash equivalents were $26.6 million at January 31, 1995, which is up $4.2 million from $22.4 million at the beginning of the fiscal year.

The Company has a bank line of credit arrangement which allows short-term borrowings of up to $12 million. As of January 31, 1995 and for the nine months then ended, there were no amounts outstanding under this line of credit. Management believes that cash generated from operations, cash on hand and available borrowings are sufficient to meet the Company's capital requirements for the foreseeable future.

PART II.                     OTHER INFORMATION

Item 4.                      Results of Votes of Shareholders
None.

Item 5.                      Other
None.

Item 6.      Exhibits and Reports on Form 8-K.

     (a)     Exhibits

            Number            Exhibit Description

            11.1 Computation of Net Income Per Share for the three months ended January 31, 1995 and 1994.

            11.2 Computation of Net Income Per Share for the nine monthsended January 31,
                              1995 and 1994.

     (b)     Reports on Form 8-K:

None.




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERSOLV, Inc.


Date:  March  17, 1995               By:/s/Kevin J. Burns
                                           Kevin J. Burns
                                           President and Chief
                                           Executive Officer
                                          (Principal Executive Officer)





Date:  March  17, 1995               By:/s/Kenneth A. Sexton
                                           Kenneth A. Sexton
                                           Vice President,
                                           Finance and Administration,
                                           Chief Financial Officer,
                                           and Secretary
                                          (Principal Financial and
                                           Accounting Officer)





EXHIBIT INDEX




Exhibit
Number                 Description

11.1 Computation of Net Income Per Share for the three months ended January 31, 1995 and 1994.

11.2 Computation of Net Income Per Share for the nine months ended January 31, 1995 and 1994.

EXHIBIT 11.1

INTERSOLV, INC.

COMPUTATION OF NET INCOME PER SHARE

Three months ended January 31

(in thousands, except net income per share)

                                                       1995       1994

PRIMARY
Weighted average number of shares outstanding         15,429      12,166

Additional shares under stock option plan
  assumed outstanding less shares
  assumed repurchased under the treasury stock method     931        344



Primary Shares                                         16,360     12,510

Net Income                                            $ 4,013    $ 2,556

Net Income Per Share                                 $   0.25   $   0.20

FULLY DILUTED
Weighted average number of shares outstanding          15,429     12,166

Additional shares under stock option plan
  assumed outstanding less shares assumed
  repurchased under the treasury stock method             931        415



Fully Diluted Shares                                   16,360     12,581

Net Income                                             $4,013    $ 2,556

Net Income Per Share                                 $   0.25   $   0.20


EXHIBIT 11.2
INTERSOLV, INC.

COMPUTATION OF NET INCOME PER SHARE

Nine months ended January 31

(in thousands, except net income per share)

                                                      1995        1994

PRIMARY
Weighted average number of shares outstanding        15,312      12,046

Additional shares under stock option plan
  assumed outstanding less shares assumed
  repurchased under the treasury stock method           708         165



Primary Shares                                       16,020      12,211

Net Income                                          $ 7,926     $ 4,687

Net Income Per Share                                $  0.49    $   0.38

FULLY DILUTED
Weighted average number of shares outstanding        15,312      12,046

Additional shares under stock option
  plan assumed outstanding less shares assumed
 repurchased under the treasury stock method            708         379



Fully Diluted Shares                                 16,020      12,425

Net Income                                          $ 7,926     $ 4,687

Net Income Per Share                                $  0.49     $  0.38