Form 10-Q/A
period 1995-01-31
INTERSOLV INC
filed 1995-04-24
CIK 805330

_________________________________________________________________

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               ---------
                               FORM 10-Q/A
                               ---------

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

                 Yes___X___                  No_______

As of February 28, 1995, there were 15,634,449 shares
outstanding of the
Registrant's Common Stock, par value $.01 per share.
______________________________________________________________________




The purpose of this 10-Q/A is to submit the Financial Data Schedule for the 9 months ended 1/31/95 which was omitted when the 10-Q was filed.






INTERSOLV, INC.

INDEX


                                                                    Page
                                                                  Number

Exhibit Page
  Financial Data Schedule, Exhibit 27 Section 5				   3



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERSOLV, Inc.


Date:  April  19, 1995               By:/s/Kevin J. Burns
                                           Kevin J. Burns
                                           President and Chief
                                           Executive Officer
                                          (Principal Executive Officer)





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