Form 10-K
period 1995-04-30
INTERSOLV INC
filed 1995-07-31
CIK 805330

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K

_X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year ended April 30, 1995
                                 OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________.
                   Commission File Number: 0-15188

                           INTERSOLV, INC.
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
     Delaware              52-0990382
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)     Identification No.)
                         9420 Key West Ave.
                     Rockville, Maryland  20850
              (Address of principal executive offices)
                           (301) 838-5200
         (Registrant's telephone number including area code)

    Securities registered pursuant to Section 12(b) of Act:  None

     Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.01 par value
                          (Title of class)

                   Preferred Stock Purchase Rights
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes___X___          No_______

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.
     [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and low price of the Common Stock on June 30, 1995 as quoted by NASDAQ was $322,108,474.

The number of shares outstanding of the registrant's Common Stock
$0.01 par value on June 30, 1995 was 16,552,653 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange within 120 days after April 30, 1995 (items 10 through 13,
Part III).
  _________________________________________________________________

                               PART I

ITEM 1.     BUSINESS

GENERAL

      INTERSOLV, Inc. (the "Company" or "INTERSOLV") was incorporated under the laws of the State of Delaware in 1985, successor to the business begun in 1982. INTERSOLV develops, markets and supports a broad line of client/server software tools that facilitate the development and deployment of business information systems. The Company strategy is to offer customers a broad family of software development tools that are independent of rapidly changing hardware, operating systems and database management technology.

      The Company's principal executive offices are located at 9420 Key West Avenue, Rockville, MD 20850, and its telephone number at that address is (301) 838-5000. The Company's common stock is traded over the counter on the National Market under the NASDAQ symbol "ISLI".

COMPANY OVERVIEW

      INTERSOLV is a software product company specializing in open, client/server development tools. The Company's products and services support a broad range of approaches, ranging from the development of new client/server systems to the maintenance of traditional systems. The Company's product strategy emphasizes an open architecture which permits its products to be used separately, with the Company's other products and with software development products and approaches offered by other companies. The Company's objective is to build products that deliver high productivity on simple projects and are powerful enough to handle scalability requirements of production-grade information systems without retooling.

     INTERSOLV offers software products and services in the following solution areas:

         Object Oriented ("OO") Development - This product series is
  focused  on  the needs of developers using the C++  language.   The
  Company's initial product offering is an OO application framework and
  tool  set.   The  Company  currently has  several  other  tools  in
  development, which it plans to introduce in the future.

         Client/Server Development - INTERSOLV also offers tools for traditional developers using the COBOL language who want to move into the client/server architecture. These tools can be used for rapid application development (or "RAD"), design driven development, or for maintenance and reuse of legacy applications.

          Data Warehousing - INTERSOLV products provide access to more than 30 database management systems (or "DBMS"). Offerings include an end user query and reporting tool and tools to deploy cross-platform Open Database Connectivity ("ODBC")-compliant applications accessing multiple DBMS.

          Software  Configuration Management (or "SCM") -  INTERSOLV
  offers  a  comprehensive  SCM product  suite.   The  Company's  SCM
  offerings leverage team development on the LAN while supporting multi-operating systems and multi-tool environments.

      The Company markets and distributes its products on a worldwide basis through multiple channels. Sales are made through Company owned and operated entities which use a combination of field, telesales and third party distribution channels. The Company's direct sales effort is augmented with a network of independent software vendors, dealers, distributors and value added resellers in more than 30 countries around the world.

PRODUCTS

     INTERSOLV offers a variety of interoperable solutions to address various aspects of client/server development. These solutions are delivered in the forms of various suites of products and related services, collectively known as the INTERSOLV Development Suite ("IDS"). IDS is a family of tools that can be used individually or in combination to form a complete client/server development environment. The major products in the IDS, broken down by each major solution area, are discussed below.

OO Development Solution

      C++/Views - INTERSOLV C++/Views is an Object Oriented ("OO") application framework and tool set for developing cross-platform applications in C++.

Client/Server Development Solutions

      APS for Client/Server- INTERSOLV APS for Client/Server is an application development system enabling the reduction of development time and minimizing the cost of building applications software. APS may be used alone, with Excelerator or with other analysis and design products. APS can be used to generate new applications or to enhance existing applications. APS can be used to build simple to complex production-grade applications for a wide range of DBMS and production environments.

      Excelerator II - INTERSOLV Excelerator II is a flexible toolset for analysis, design and documentation of business information systems. Excelerator II automates the process of analyzing and translating business requirements and functions into a high-level model of the desired software. Excelerator II accommodates a broad range of software development methodologies and techniques, including traditional rapid application development ("RAD") to object oriented ("OO"). Excelerator II interfaces easily with complementary software and is designed to allow customers to customize the design environment to meet local requirements.

      Maintenance Workbench - INTERSOLV Maintenance Workbench is a desktop maintenance solution providing interactive and application-wide research, analysis and documentation capabilities for existing applications, allowing customers to maintain and update existing systems more productively. Maintenance Workbench permits existing applications to be analyzed and translated into a higher level format which facilitates software changes and documentation. These capabilities enable existing software to be modified to support new business goals, to meet new user requirements and to be regenerated as new applications more quickly and easily.

Data Warehousing Solutions

      DataDirect/Explorer - INTERSOLV DataDirect/Explorer is a query and reporting tool which provides end-user easy, direct access to data in personal, departmental and enterprise-wide databases without requiring them to understand the underlying technical details.

      DataDirect/ODBC - INTERSOLV DataDirect/ODBC products allow software developers to build and deploy software for multiple databases from one application programming interface ("API").

Software Configuration Management Solution

      PVCS - INTERSOLV PVCS is a comprehensive family of software configuration management products which enables software developers to manage software changes in a team development environment such as on a local area network ("LAN"). The PVCS family includes tools for revision management, version management, build management, promotion management and problem tracking. The PVCS products provide an audit trail of activity, file revision histories, support for parallel development, exact image rebuilds and support for quality assurance. PVCS provides control over the configuration of application software and documentation, whether developers work alone, in a group, on a LAN or on multiple operating systems. PVCS can also prevent problems associated with software developers simultaneously accessing the same module. PVCS allows users to manage and resolve problems and change requests which threaten software quality and production schedules. The PVCS products operate on personal computers with Microsoft
Windows, OS/2 and on a wide variety of LANs and on UNIX operating systems. The PVCS product supports development in C, C++ and COBOL code and works with most commonly used development workbenches such as Borland's Delphi, Sybase/PowerSoft's PowerBuilder, Digitalk's Team V and Microsoft's Visual Basic.

SERVICES

      INTERSOLV offers a wide variety of support services, known as INTERSOLV ServiceDirect, which are intended to help customers quickly gain the benefits from the INTERSOLV Development Suite. The range of services offered is described below.

Maintenance Services

      INTERSOLV offers its customers the opportunity to purchase maintenance services for its products. The services consist primarily of enhancements and updates to the products as well as telephone support concerning their operation. Annual fees for maintenance service typically equal 17 percent of the product's list price and commence upon expiration of the initial 30 day warranty period.

Training and Consulting Services

      INTERSOLV also offers highly focused fee-paid consulting and training services, assisting customers in using INTERSOLV products. Consulting services are focused on helping the customer exploit INTERSOLV technology through short-term, highly focused projects. Educational offerings include both on-site training and training at an INTERSOLV training center and are focused on the use of INTERSOLV technology.

MARKETING, CUSTOMERS AND SALES

      The Company markets its products to end-users, line-of-business developers, traditional information system departments, project managers and application development executives within corporations and independent software vendors worldwide. None of the Company's customers account for 10% or more of annual revenues. Additionally, the Company's business does not concentrate on any specific industry. See further discussion regarding the segment information and significant customers in Note 4 of Notes to the Consolidated Financial Statements on page 28 of this Form 10-K.

        The Company has a multi-channel approach to sales and marketing. The products are sold through field sales (face-to-face), telesales and third-parties as described below.

Field Sales

      The Company's field sales personnel are located in Australia, France, Germany, United Kingdom and several major metropolitan areas in the U.S., offering local sales and technical support to customers and prospects. Field sales personnel are responsible for all channels and products in a defined geographical area and build long-term relationships with the Company's largest customers and prospects. Field sales personnel assist prospective and current customers in evaluating needs and solutions and guide them in the evaluation and use of INTERSOLV products. Field sales personnel focus their efforts primarily on large corporate prospects and customers. Transactions through the field sales organization generally range from $20,000 to over $200,000, depending on the number of products licensed and the number of developers authorized to use the technology.

Telesales

        Telesales representatives concentrate on sales at the project level and to smaller accounts, selling to individual developers and project managers. Generally telesales representatives concentrate their efforts on one product line. Orders can range from $100 for a single license, to over $50,000 for multiple licenses for a fully configured project team. Telesales are supported by mailings to lists of prospective customers and advertising in selected trade magazines. The Company also offers special promotions and incentive offers from time to time aimed at introducing the Company's products to new users.

Third Parties

      In addition to the Company's own field sales and telesales organizations, the Company markets its technologies and products through a global network of other independent software vendors ("ISV"s), value-added resellers ("VAR"s) and dealers and distributors. Through third party alliances, the Company enables selected ISVs to embed and sell certain INTERSOLV technologies in their own products. Alliances with other ISVs include joint development and marketing arrangements. INTERSOLV also has arrangements with VARs, dealers and distributors to resell the Company's products in markets which the Company cannot cost effectively reach on a direct basis.

COMPETITION

      The market for development tools is highly competitive and characterized by rapid changes in technology and user needs. The Company expects to encounter competition from established companies and new companies that are now developing or may develop and market comparable products. Some of the Company's actual and potential competitors have substantially greater financial, marketing and technological resources than the Company. INTERSOLV believes that the principal competitive factors in the industry are the compatibility of products with the customer's computer hardware and software, ease of use, price, quality of documentation, customer support, training, installation and the ability of a family of products to work together effectively.

PRODUCT DEVELOPMENT

      Due to the rapid technological changes the computer software industry is subject to, the Company expects to continue to dedicate significant resources to enhance its current products and develop new ones. The Company spent $20.3 million, $14.7 million and $17.8 million before capitalization of certain internal software development costs for the fiscal years ended April 30, 1995, 1994 and 1993, respectively.

       The majority of INTERSOLV products and accompanying documentation have been developed internally. The Company, however, has in the past and intends to continue to acquire certain software technology from others and integrate those technologies into its family of products.

PRODUCT PROTECTION

      The Company relies on a combination of trade secret, copyright and trademark laws, license agreements and technical measures to protect its rights in its software products. Like many software companies, the Company has no patents.

      INTERSOLV products are generally licensed to end users pursuant to a license agreement that restricts the use of the products to a designated number of authorized developers. The Company also relies on copyright laws and embedded technology to protect the proprietary rights in its products and to help ensure they are used in accordance with their license terms. The degree and scope of legal protection available for the Company's software products may vary in certain foreign countries. The company licenses the majority of its products through "shrink wrap" licenses that are included as part of the product's packaging.

      The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. The Company has made portions of the source code available to its customers only under very limited circumstances and for restricted uses. The Company has been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors. These agreements require release of source code to the customer or distributor in the event the Company breaches its support and maintenance obligations to the customer. If source code is released to a customer or distributor, the customer or distributor is required to maintain its confidentiality and, in general, to use the source code solely for internal maintenance purposes.

Employees

     As of April 30, 1995, the Company employed 610 persons including 209 in sales and marketing, 168 in technical support, 153 in product development and 80 in general and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.     PROPERTIES

      The  company  leases all of its office space for its  corporate
headquarters,  sales,  distribution and development  offices.   Major
facility leases include the following:

     Location          Purpose          Facility Size

     Rockville, MD     Corporate Headquarters     67,000 sq. ft.
     Raleigh, NC     Sales/Development     23,000 sq. ft.
     Cambridge, MA     Sales/Development     48,000 sq. ft.
     Beaverton, MA     Sales/Development     20,500 sq. ft.
     Gaithersburg, MD     Distribution Center     13,000 sq. ft.

The aggregate rental payments for all facilities for fiscal 1995 was approximately $3.8 million, and all leases are subject to renewal clauses and rent increase provisions, which are typical of similar leases in the relevant geographic area(s).

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not presently a party to any material pending or threatened legal proceedings except as further described below.

       Prior to April, 1986, certain revenues associated with discontinued operations were generated under cost-plus-fee contracts with the U.S. government and are subject to adjustments upon audit by the Defense Contract Audit Agency. Audits through January 31, 1986 have been completed. On December 3, 1990, INTERSOLV received a notice questioning certain charges aggregating approximately $2.4 million made by the Company's discontinued operations in fiscal 1985 and 1986. The Company filed a response in April, 1991 which provides additional information regarding the issues raised in the notice. The amount of the liability, if any, cannot be ascertained.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                                None.

                               PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

      The Company's common stock is traded on the NASDAQ National Market. There have been no dividends paid on INTERSOLV common stock since the Company's initial public offering in 1986. See the market price information in Note 12 of Notes to the Consolidated Financial Statements on page 33 on this Form 10-K. The market price information represents "last sale" quotations and does not include markups, markdowns or commissions.

     The number of holders of record of the Company's Common Stock was approximately 206 at June 30, 1995.

ITEM 6.     SELECTED FINANCIAL DATA

                               (amount in thousands, except per share
                               data)
                                   Fiscal Year Ended April 30
_
                            1995    1994    1993     1992      1991

Revenues               $115,463   $85,393  $80,410 $79,144  $71,846
Income (loss) before
 income taxes            19,219   (29,370) (12,023)  8,382  (30,762)

Net income (loss)        13,461   (29,370) (11,895)  5,874  (23,275)
Net income (loss) /share   0.83     (2.42)   (1.00)   0.48    (2.11)

Total assets             93,420    77,601   59,385  67,440   68,224

Long-term liabilities
  (including current
  portion)                2,831     1,196     ---    1,686       96

Preferred stock             ---       ---     ---      ---    2,501

Notes:

In April 1994, the Company acquired Q+E Software, Inc. ("Q+E") in a transaction accounted for using the "purchase" method. Fiscal 1995 results include Q+E's operating results.

Fiscal 1994 operating results include pretax charges totaling $40.7 million (after-tax effect of $3.06 per share) resulting from the acquisition of Q+E.

Fiscal 1993 operating results include a pre-tax charge of $16.6 million (after-tax effect of $1.27 per share) resulting from a non-cash adjustment to reduce unamortized capitalized software costs based on older operating systems to net realizable value and certain other restructuring costs.

Fiscal 1992 and 1991 operating results include pre-tax charges of approximately $0.8 million and $26.5 million, respectively (after-tax effect of $0.05 and $1.82 per share, respectively) attributable to certain restructuring costs associated with the acquisition of Index Technology Corporation (the "Index Merger") in fiscal 1992.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The following table sets forth, for the periods indicated, the percentages which selected items in the Consolidated Statements of Operations are to total Revenues:


                         Selected Items as a
                       Percentage of Revenues          Year to Year
                                                        Percentage
                                                    Increase(Decrease)

                                                 1995      1994
                        Year Ended April 30   Compared to Compared to
                      1995     1994     1993      1994      1993

Revenues:
 License fees         65.0%     64.2%    69.8%     37%      (2%)
 Service fees         35.0      35.8     30.2      31        26
 Total               100.0     100.0    100.0      35         6

Cost and expenses:
 Cost of products      9.2       8.3      7.0      49        26
 Cost of services     14.5      13.1      9.1      50        52
 Sales and marketing  41.9      46.8     54.0      21       (8)
 Research and dev.    10.5      10.6     13.4      34      (16)
 General and admin.    7.9       8.2     10.9       31     (20)
 Purchased research and
 development           ---     40.7      ---      N/M       N/M
 Restructuring charges ---      6.9     20.6      N/M       N/M
 Total                84.0    134.6    115.0      (16)      24
Operating inc.(loss)  16.0   (34.6)    (15.0)     N/M       N/M

Other income, net      0.7     0.2       0.1      223       298

Income (loss) before income
 taxes                16.7   (34.4)     (14.9)     N/M      N/M

Provision (benefit) for income
 taxes                 5.0     0.0      (0.1)     N/M       N/M

Net income (loss)     11.7%  (34.4%)    (14.8%)     N/M     N/M



N/M - Changes not meaningful


RESULTS OF OPERATIONS

Revenues

      The Company's products are generally licensed to end users pursuant to a license agreement that restricts the use of the product to a designated number of developers. The Company also offers its customers a broad range of services, including maintenance, support, training and consulting. Maintenance services consist primarily of enhancements and upgrades to products as well as telephone support concerning the use of the Company's products. Training and consulting services are focused on assisting customers in using the Company's products.

      The Company's product and service offerings are focused in four primary solution areas: Object Oriented ("OO") Development, Client/Server Development, Data Warehousing and Software Configuration Management ("SCM"). The Data Warehousing solutions were new offerings in fiscal 1995. The Data Warehousing products were added in the April 1994 acquisition of Q+E Software, Inc. ("Q+E"), in a transaction accounted for using the "purchase" method. The Company began selling OO Development solutions subsequent to April 30, 1995.

Total Revenue

      Total revenue for fiscal 1995 was $115.5 million, or 35% greater than fiscal 1994. Higher Software Configuration Management revenue and the revenue contribution from the new Data Warehousing products, acquired from Q+E, were the primary reasons for the growth. The growth in these areas more than offset a decline in the Company's Client/Server Development tools for traditional developers. Growth in Software Configuration Management revenue resulted from increased demand for software products and services in this area coupled with expansion of our sales effort. The decrease in traditional development is primarily the result of lower demand for COBOL based software solutions.

      In fiscal 1994, total revenue was $85.4 million, or 6% greater than the prior year. Increases in all solution areas in North America were offset somewhat by a decline in the International markets. The increase in the North American markets was the result of increasing customer acceptance of the Company's products directed at the client/server market, expansion of our sales effort and an overall increased demand for software development products and services. Lower revenue in the International markets was the result of weakness in certain major international economies, technology transition issues and lower foreign currency exchange rates. In particular,
International revenue for the older 16 bit DOS based Excelerator product, decreased at a rate greater than the customers' increasing demand for the new 32 bit Excelerator II product.

License Fee Revenue ("LFR")

      Fiscal 1995 LFR was $75 million, or 37% greater than the prior year. Strong LFR growth in Software Configuration Management (PVCS) coupled with the revenue contribution from new Data Warehousing products (DataDirect), acquired from Q&E, were the primary reasons for the increase. LFR growth for the above areas was somewhat offset by a LFR decline in the Company's traditional development tools area.

      LFR for fiscal 1994 was $54.8 million, or basically flat when compared to fiscal 1993. Growth in Software Configuration Management LFR was offset by an overall decline in LFR for traditional development tools.

Service Fee Revenue ("SFR")

      Fiscal 1995 SFR was $40.4 million, or 31% more than fiscal 1994. In fiscal 1994, SFR was $30.6 million or 26% more than fiscal 1993. Increased demand for consulting and training services, combined with growth in the installed customer base and renewal of existing maintenance contracts across all product solution areas led to the growth during the three year period.

North American Revenue

      North American revenue increased 37% in the past year to $83.1 million. Higher Software Configuration Management sales along with revenue contributions from the new Data Warehousing products were the reasons for the increase. Revenue from the traditional development tools area declined in the past fiscal year in North America.

      Revenue in North America in fiscal 1994, was $60.9 million, or 26% higher than the previous year. Revenue in all product solution areas increased in the North American market during fiscal 1994.

International Revenue

      International revenue was $32.3 million in fiscal 1995, or 32% greater than the prior year. Growth in the Software Configuration Management area and revenue contributions from the new Data Warehousing area were the primary reasons for the increase. Changes in currency exchange rates increased this year's reported International revenue by $1.6 million, when compared to fiscal 1994.

     Fiscal 1994 International revenue was $24.5 million, or 24% less than fiscal 1993. The decrease was primarily the result of weakness in certain major International economies, technology transition issues and lower foreign currency exchange rates. In particular, International revenue for the older 16 bit DOS based Excelerator product declined at a rate greater than the increase in demand for the new 32 bit Excelerator II product.

Cost of Products

      Cost of products includes costs of software media, freight, royalties and amortization of capitalized software development costs and purchased technology costs. Cost of products for fiscal 1995 increased 49% to $10.6 million. Cost of product for fiscal 1994 increased 26% from $5.6 million in fiscal 1993 to $7.1 million. Cost of products as a percentage of revenues was 9.2%, 8.3% and 7.0% in fiscal 1995, 1994 and 1993, respectively. The 1995 and 1994 increases in amount and as a percentage of revenues were primarily the result of higher amortization of software development costs caused by significant new product releases during the last two years coupled with a change to a shorter amortization period in fiscal 1993.

Cost of Services

      Cost of services includes personnel and related overhead costs to provide training, consulting and telephone support to customers who are deploying the Company's products. Cost of services for fiscal 1995 increased 50% to $16.8 million. Cost of services for fiscal 1994 increased 52% from $7.4 million in fiscal 1993 to $11.2 million. Cost of services as a percentage of SFR was 41.5%, 36.5% and 30.3% in fiscal 1995, 1994 and 1993, respectively. The increases in amount and as a percentage of revenues during this three year period was primarily the result of increased investment in personnel needed to support the increased demand for training and consulting services. Personnel was also added to the telephone support functions, to support the growing customer base.
Sales and Marketing

     Sales and marketing expenses for fiscal 1995 were $48.4 million, which is a 21% increase when compared to fiscal 1994 level of $40 million. Sales and marketing expenses for fiscal 1994 were down 8% compared to fiscal 1993 levels of $43.4 million. Sales and marketing expenses as a percentage of revenues were 41.9%, 46.8% and 54% in fiscal 1995, 1994 and 1993, respectively. The increase in fiscal 1995 is due to higher levels of investment in marketing programs, telesales and third party sales channels. In fiscal 1994, the Company also increased its investment in marketing programs, telesales and third party sales channels. However, these investments were more than offset by decreases in sales and marketing costs in our International markets, due in part to reduced third party commissions resulting from lower revenue in these markets. Sales and marketing expenses as a percentage of revenue decreased during the above periods, as the Company began to realize some of the benefits of the multi-channel sales model, which helped the company grow revenues at a faster rate than corresponding sales and marketing costs.

Research and Development

       Fiscal 1995 research and development expenses were $12.1 million, or 34% higher than fiscal 1994 levels of $9 million. Fiscal 1994 research and development expenses were 16% lower than fiscal 1993 levels of $10.8 million. As a percentage of revenues, research and development expenses were 10.5%, 10.6% and 13.4% in fiscal 1995, 1994, and 1993, respectively. Research and development expenses, before capitalization of certain internal software development costs, were $20.3 million, $14.7 million and $17.8 million for the fiscal years ended April 30, 1995, 1994 and 1993, respectively. The increase in fiscal 1995 is due primarily to the Company's increased investment in SCM, Data Warehousing and OO Development tools solution areas. The decrease in fiscal 1994 costs results from a 1993 reduction in development personnel to better align our development efforts with future anticipated revenue by product line. The decrease as a percentage of revenue reflects the overall decrease in expenditures in fiscal 1994 coupled with increases in revenue and economies of scale achieved because of the Company's broader product base.

General and Administrative

      General and administrative expenses for fiscal 1995 were $9.2 million or 31% higher than fiscal 1994. General and administrative expenses for fiscal 1994 were $7.0 million, which is 20% lower than the previous fiscal year. General and administrative expenses as a percentage of revenues were 7.9%, 8.2% and 10.9% for fiscal years 1995, 1994 and 1993, respectively. The increase in 1995 is due primarily to higher administrative costs associated with supporting a larger business, along with additions resulting from the Company's acquisitions. The decrease in 1994 reflects the reduction of general and administrative costs resulting from the restructuring actions taken in the fourth quarter of fiscal 1993.

Restructuring Charges and Purchased Research and Development

      In April 1994, the Company incurred $40.7 million of non-recurring charges related to the acquisition of Q+E. Acquisition charges included the write-off of $34.8 million of purchased research and development and $5.9 million in one-time costs for severance, costs to consolidate certain facilities, write-downs of various assets and re-negotiation costs related to existing distributor/dealer contracts.

      The Company incurred $16.6 million of non-recurring charges in fiscal 1993. The restructuring charges consisted primarily of a non-cash adjustment to reduce capitalized software development costs to net realizable value, plus severance payments and the cost to close certain facilities. The write-off of capitalized software development costs related primarily to products based on older operating systems which were not part of the Company's growth strategy. The severance related to the Company's product development function and international sales force.

Operating Income (Loss)

      In fiscal 1995, the Company reported operating income of $18.4 million, or 16% of revenues. Top-line revenue growth, as discussed above, combined with economies of scale led to the increase in operating income and improved operating margins.

      The Company reported a loss in fiscal 1994 due to the acquisition charges described above. Fiscal 1994 operating income prior to the acquisition related charges was $11.1 million, or 13% of revenues. The improvement in the operating margin before acquisition charges is due to top-line revenue growth, coupled with an overall decrease in operating costs as previously discussed.

      In fiscal 1993, the Company reported an operating loss of $12.1 million, including the $16.6 million restructuring charge. Fiscal 1993 operating income was $4.5 million prior to the restructuring charge, or 6% of revenues.

Other Income

      Other income for fiscal 1995 was $0.8 million, compared to $0.2 million in fiscal 1994 and $0.05 million in fiscal 1993. Other income varied during the three year period primarily as a result of changes in the amount of cash available for investment.

Taxes

      The Company's effective tax rates were 30%, 0% and 1% for fiscal 1995, 1994 and 1993, respectively. In fiscal 1995, the variance from the statutory rate is due to research and experimentation tax credits and foreign tax rates that are lower than U.S. statutory rates. In fiscal 1994, the variance from the statutory rate is because the Company did not recognize the full benefit of net operating loss carryforwards. Variances from the statutory U.S. rate for fiscal 1993 was primarily the result of net operating loss benefits that were deferred and foreign taxes.

Factors That May Affect Future Results

      The Client/Server development tools market is characterized by rapid changes in technology and user needs. Compatibility of the Company's products with customers' preferred operating systems and database management systems are important to future results of the Company. The current market trend appears to be weighted towards building client/server and cooperative applications using a changing mix of operating systems. Revenue from the Company's traditional development tools area declined 22% this past year. Products in this area accounted for 35% of fiscal 1995 revenue, and the Company expects demand for these products to remain flat or continue to decline. This decline was more than offset by a 70% increase in the Company's new client/server products. Because of the rapidly changing market, there is no guarantee that this substantial growth will continue. Future operating results could be affected by the market's acceptance of the Company's existing and new products in this rapidly changing market.

      Competition in the software development tools market is very intense. New and established companies continue to develop and market competitive products. Principal factors affecting competition are product performance and functionality, compatability with the customer's operating environment, ease of use, price and quality of customer support, documentation and services. The Company anticipates that it will continue to experience competition from current vendors and new firms entering the market.


      The Company markets and sells its products directly through its own operations in the United States, United Kingdom, Germany, France and Australia and through a network of dealer/distributors in 30 other countries. Consequently, the company's results are affected by changes in the global economies and foreign currency exchange rates.

      Although  the  Company does not believe that  its  business  is subject to seasonal variations, sales historically tend to be strongest during the fourth quarter of a fiscal year. As a result, the Company typically experiences lower revenues for the first quarter  of  a  fiscal year than in the fourth quarter of  the  prior fiscal year. The Company's experience has also been that a major portion of its revenue is recognized during the last month of a fiscal quarter and that fluctuations in revenue and earnings may occur due to the timing of orders. Quarterly results therefore can vary to the extent that sales for a quarter are delayed, particularly since a large portion of the Company's expenses do not vary with revenues.

      Inflation has not had a material effect on the past results of the Company, however, there can be no assurance that the results of operations will not be affected in the future.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      In fiscal 1995, operating activities generated $13.7 million in cash, after spending $4.4 million for various restructuring and acquisition costs. Investing activities used $11.3 million as the Company invested $8.5 million in software and $2.7 million in fixed assets. Financing activities in the form of stock option exercises and purchases under the employee stock purchase plan generated $5.9 million in cash. The Company also spent $4.2 million to reacquire 324,000 shares of its common stock, and $2.2 million to satisfy installment obligations associated with its acquisition of Q+E Software, Inc. Overall cash increased $2.2 million in fiscal 1995.

     Fiscal 1994 operating activities generated $16.2 million in cash as the charge for purchased research and development was non-cash in nature. Investing activities used a net $5.7 million as the Company invested $5.8 million in software and a net $0.6 million in fixed assets, which was offset by other investing activities. Financing activities in the form of stock option exercises and purchases under the employee stock purchase plan generated $3 million in cash. The Company's initial cash outlays to acquire Q+E were substantially offset by Q+E's existing cash balances. Overall cash increased $13.3 million in fiscal 1994.

      In fiscal 1993, operating activities generated $13.7 million in cash as most of the restructuring charges were not cash related. Investing activities consumed a net $11.9 million, as $2.9 million was invested in equipment and $9.2 million in software, including $2.1 million of purchased technology acquisitions. Financing activities generated $1.6 million, which was received from the exercise of stock options and the employee stock purchase plan. Overall cash increased $3.2 million in the year.

Current Financial Position

      At April 30, 1995 the Company had cash and cash equivalents of $24.6 million and no bank debt. The Company's ratio of current assets to current liabilities, or current ratio, was 1.8 to 1, compared with 1.3 to 1 at the beginning of the fiscal year. The Company also has in place a revolving $12 million unsecured credit facility. As of April 30, 1995, the Company has no borrowings under this credit facility.

Future Liquidity and Capital Requirements

      In fiscal 1996, the Company expects to invest about $6 million in fixed assets, such as computer equipment. The Company will also make $1.1 million in installment payments related to the acquisition of Q+E Software, Inc. and $1.2 million for the acquisition of the C++ Views product line from Liant, Inc. The Company believes that the existing cash balances, together with cash generated by operating activities and available borrowings, will be adequate to meet the Company's liquidity and capital needs for the foreseeable future.

      The Company will also continue to evaluate the acquisition of technologies or product lines which are consistent with our current strategy. The Company expects to fund these transactions using cash on-hand and cash provided from operations. If necessary or desirable, the Company may fund these transactions using debt, equity or other sources.
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    INDEX TO FINANCIAL STATEMENTS



                                                        Pages

      Report of Independent Accountants                 16

      Financial Statements:


      Consolidated Statements of Operations for
         the fiscal years ended April 30, 1995,
         1994, and 1993                                 17

      Consolidated Balance Sheets as of
          April 30, 1995 and 1994                      18 - 19

      Consolidated Statements of Cash Flows
         for the fiscal years ended April 30, 1995,
         1994, and 1993                                 20

      Consolidated Statements of Changes in
         Stockholders' Equity for the fiscal years
         ended April 30, 1995, 1994, and 1993            21

      Notes to Consolidated Financial Statements         22 - 33

                  REPORT OF INDEPENDENT ACCOUNTANTS




To Board of Directors and Shareholders
INTERSOLV, Inc.


      We have audited the consolidated financial statements and the financial statement schedule of INTERSOLV, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INTERSOLV, Inc. and Subsidiaries as of April 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









COOPERS & LYBRAND L.L.P.



Washington, D.C.
May 31, 1995

                           INTERSOLV, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS
            (amounts in thousands, except per share data)


                                          Fiscal Years Ended April 30,
                                         1995       1994        1993

Revenues:
   License fees                      $ 75,018     $ 54,808    $56,131
   Service fees                        40,445       30,585     24,279

Total revenues                        115,463       85,393     80,410


Costs and expenses:
   Cost of products                    10,624        7,111      5,632
   Cost of services                    16,770       11,158      7,357
   Sales and marketing                 48,356       40,019     43,401
   Research and development            12,109        9,023     10,752
   General and administrative           9,174        6,999      8,770
   Purchased research and development     ---       34,761       ---
   Restructuring charges                  ---        5,899     16,573

Total costs and expenses               97,033      114,970     92,485
Operating income (loss)                18,430      (29,577)   (12,075)

Other income, net                         789          207         52
Income (loss) before income taxes      19,219      (29,370)   (12,023)

Provision (benefit) for income taxes    5,758         ----       (128)

Net income (loss)                    $ 13,461     ($29,370)  ($11,895)

Shares used in computing net income (loss)
  per share                            16,215       12,122     11,861

Net income (loss) per share              0.83       ($2.42)    ($1.00)









The accompanying notes are an integral part of the consolidated financial statements.


                           INTERSOLV INC.

                     CONSOLIDATED BALANCE SHEETS
                       (amounts in thousands)

                               ASSETS

                                                as of April30,
                                                       1995    1994

Current assets:
     Cash and cash equivalents                      $24,574   $22,366
     Accounts receivable, net of allowance for doubtful
          accounts of $1,312  and $998               37,248    25,791
     Refundable income taxes                            389       411
     Prepaid expenses and other current assets        4,071     2,619

Total current assets                                 66,282    51,187

Software, at cost                                    35,055    26,731
     Accumulated amortization                       (14,868)   (7,733)

Total software, net                                  20,187    18,998


Property and equipment:
     Furniture and equipment                         24,761    23,154
     Leasehold improvements                           2,972     1,932
     Accumulated depreciation and amortization      (21,989)  (19,116)

Total property and equipment, net                     5,744     5,970

Notes receivable and other assets                     1,207     1,446

Total assets                                        $93,420   $77,601













The accompanying notes are an integral part of the consolidated financial statements.

                           INTERSOLV, INC.

                     CONSOLIDATED BALANCE SHEETS
              (amounts in thousands, except share data)

                LIABILITIES AND STOCKHOLDERS' EQUITY




                                                      as of April 30,
                                                     1995     1994

Current liabilities:
     Accounts payable                               $4,978   $3,976
     Accrued compensation and employee benefits      8,228    6,242
     Other accrued expenses                          7,244   14,898
     Deferred revenue                               14,365   13,654
     Income taxes payable                            2,533    1,712

Total current liabilities                           37,348   40,482

Long-term liabilities :
     Deferred taxes                                   2,831    ---
     Installment payable                               ---    1,196
Total long-term liabilities                           2,831   1,196

Total liabilities                                    40,179   41,678


Commitments and contingencies


Stockholders' equity:
    Common stock, $.01 par value; 50,000,000 shares
        authorized; 15,604,000 and 14,753,000  issued
        and outstanding                                 156      148
    Paid-in capital                                  83,711   78,591
    Treasury stock, at cost                          (1,815)     ---
    Accumulated deficit                             (28,028) (41,526)
    Cumulative currency translation adjustment         (783)  (1,290)

Total stockholders' equity                           53,241   35,923

Total liabilities and stockholders' equity          $93,420   $77,601



   The accompanying notes are an integral part of the consolidated financial statements.


                           INTERSOLV, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (amounts in thousands)

                                            Fiscal Years Ended April 30,
                                                1995     1994   1993

Cash inflows (outflows)

Operating activities:
     Net income (loss)                      $13,461   ($29,370)  ($11,895)
     Non-cash items:
         Depreciation and amortization       10,634      7,809      6,694
         Deferred income taxes                2,831     (1,715)    (1,686)
         Write-down of purchased research &
           development                         ---      34,761       ---
         Write-down of capitalized software
           and property                        ---         ---     13,200
   Pmt of Restructuring/Acquisition Charges  (4,409)       (40)      (634)
     Changes in assets and liabilities, net of effect of acquisition:
     Accounts receivable                    (11,004)    (3,067)      (254)
     Refundable income taxes                     22        257      2,699
     Prepaid expense and other current assets(1,451)       404        740
     Accounts payable and accrued expenses    2,985      4,600      2,675
         Deferred revenue                            652       2,521
2,142
Net cash provided by operating activities         13,721      16,160
13,681

Investing activities:
     Additions to software                        (8,547)     (5,750)
(9,218)
     Acquisition of Q+E, net of cash acquired        ---         207
- ---
     Additions to property and equipment          (2,700)     (1,822)
(2,851)
     Sale/leaseback of equipment                      ---      1,252
- ---
     Other                                           (51)        443
126
Net cash used in investing activities            (11,298)     (5,670)
(11,943)

Financing activities:
     Purchase of common stock for treasury        (4,216)        ---
- ---
     Proceeds from sale of common stock             5,868      2,985
1,607
     Payment of Q+E installment liabilities        (2,214)     ---
- ---

Net cash (used by) provided by financing activities  (562)     2,985
1,607

Effect of exchange rate changes on cash               347
(126)        (96)
Net increase in cash and cash equivalents           2,208
13,349      3,249
Cash and cash equivalents, beginning of year       22,366       9,017
5,768
Cash and cash equivalents, end of year             $24,574
$22,366      $9,017

Supplemental Data
Cash paid for interest                           $      17    $    43
$     75
Cash paid for income taxes                       $   __150    $   372
$   288


The accompanying notes are an integral part of the consolidated financial statements.

                                 INTERSOLV, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                     Common Stock
Cumulative
                             Shares   Amount  Paid-In   Treasury   Accumulated
                                   Translation
                                                     Capital    Stock
Deficit      Adjusment     Total

Balance, April 30, 1992              11,748     $118  $46,087     ---        $
(261)         $(752)               $45,192
Sale of common stock under stock
  option and stock purchase plans      195        2    1,605      ---
- ---            ---     1,607
Translation adjustment                 ---      ---      ---      ---
- ---           (264)     (264)
Net Loss                               ---      --       ---      ---
(11,895)          ---    (11,895)
Balance, April 30, 1993             11,943      120   47,692      ---         (
2,156)        (1,016)
Issuance of common to acquire
  Q+E Software, Inc.                 2,370       24   27,919      ---
- ---               ---    27,943
Sale of common stock under stock
     option and stock purchase plans   440        4    2,980      ---
- ---             ---      2,984
Translation adjustment                ---        ---     ---       ---
- ---              (274)     (274)
Net Loss                              ---        ---     ---      ---
(29,370)            ---   (29,370)

Balance April 30, 1994              14,753       148  78,591      ---
(41,526)         (1,290)   35,923

Acquisition of  The Software Edge,
  Inc.                                 472         5     107     ---
37            ---        149
Sale of common stock under stock
  option and stock purchase plans      703         3   5,013   $2,401
- ---             ---     7,417
Repurchase of common shares           (324)      ---    ---    (4,216)
- ---             ---    (4,216)
Translation adjustment                 ---       ---    ---       ---
- ---             507       507
Net Income                            ---        ---    ---       ---
13,461             ---   $13,461

Balance April 30, 1995               15,604       156 $83,711 ($1,815)
($28,028)          ($  783)$53,241


The accompanying notes are an integral part of the consolidated financial statements

                           INTERSOLV, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       INTERSOLV, Inc. (the "Company" or "INTERSOLV"), is engaged in the development, marketing and support of computer software and services used by software developers to accelerate the development and maintenance process, improve quality and reduce costs.

Consolidation

       The consolidated financial statements include the accounts of INTERSOLV and its wholly-owned subsidiaries. Intercompany accounts, transactions and profits have been eliminated in the consolidated financial statements.

Revenue Recognition

       The Company's revenues consist primarily of license and service fees, which includes fee-paid consulting and training services and maintenance services. Software license fees are generally recognized upon initial shipment of the product and acceptance by the customer.
Training   and   consulting   fees  are  recognized   upon   delivery   of   the
services. Revenues and costs related to maintenance services provided in the initial 30-day warranty period, which are insignificant, are bundled with the initial license and recognized concurrently with the license fee. Maintenance fees for support beyond the warranty period are recorded as deferred revenue and recognized ratably over the period of the maintenance contract, typically twelve months.

Cash and Cash Equivalents

       Cash and cash equivalents consist of time and demand deposits and highly liquid investments purchased with a maturity of three months or less. The Company maintains its time and demand deposits
in   bank   deposit   accounts   which,   at   times,   may   exceed   federally
insured   limits.   The  Company  has  not  experienced  any  losses   in   such
accounts.

Concentrations of Credit Risk

       Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. The Company's customer base is primarily Fortune 1000 companies or branches thereof, with no customer accounting for more than 10% of the Company's revenues, which minimizes potential concentrations of credit risk. The Company does not require collateral upon delivery of its products.

Income Taxes

       In fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS
109"). The effect of the change was not material. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. They are determined annually based on the differences between financial statement and tax bases using enacted tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes is the tax payable for the year plus the change in the deferred tax assets and liabilities during the year.

Currency Translation

       Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the
balance   sheet   date   and   revenues   and   expenses   are   translated   at
average rates in effect during the period. The unrealized currency translation adjustment is reflected as a separate component of stockholders' equity on the balance sheet.

Net Income(Loss) Per Share

       Earnings   (loss)  per  share  was  computed  by  dividing   net   income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period when dilutive.
Common stock equivalents consist of common stock issuable on the exercise of outstanding stock options, less the shares that could have been purchased with the proceeds from the exercise of the options (the "Treasury Stock Method").

Statement of Cash Flows

       The consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity and does not reflect noncash investing and financing activity. Noncash activity for each of the three one-year periods ended April 30, 1995 was not significant except for the acquisition of Q+E Software, Inc. in April
1994 and the Software Edge, Inc. in September 1994, as more fully discussed in Note 2.

Reclassifications

       Certain   amounts   previously  reported  have   been   reclassified   to
conform with current year presentation.

Property and Equipment

       Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Furniture and equipment are generally depreciated over terms of three to five years, leasehold improvements are amortized over the shorter of the assets' useful lives or the term of the related lease and computer software purchased for internal use is amortized over terms not exceeding five years. Repairs and maintenance are charged to operations as incurred. Major improvements and betterments are capitalized.


Research and Development

       Research and development expense, before the capitalization of certain internal software development costs, amounted to $20.3 million, $14.7 million and $17.8 for the fiscal years ended April 30, 1995, 1994 and 1993, respectively.


Capitalized Software

        Certain internal software development costs are capitalized subsequent to the establishment of technological feasibility for the product as evidenced by a working model. Capitalized internal software development costs amounted to $8.2 million, $5.7 million and
$7.1 million for the fiscal years ended 1995, 1994, and 1993, respectively. Capitalization ceases when the product is available for general release to customers, at which time amortization of the capitalized costs begins. Capitalized software is amortized on a straight-line basis over the estimated life of the products, generally three years. Amortization of capitalized software costs was $6.6 million, $3.9 million and $2.6 million during fiscal 1995, 1994 and 1993, respectively, and is included in cost of sales.

       Purchased software is amortized over useful lives of three to five years on a straight-line basis. Amortization expense for purchased software of $0.7 million, $0.5 million and $0.6 million was recorded during fiscal years 1995, 1994, and 1993, respectively, and is included in cost of sales.

        The   Company   continually   compares   the   unamortized   costs    of
capitalized software development costs and purchased software costs to the expected future revenues for those products. If the unamortized costs exceed the expected future net realizable value,
the   excess   amount  is  written  off.   In  the  third  quarter   of   fiscal
1993, the Company took a $12.5 million non-cash charge to reduce capitalized software development costs and purchased software technologies. This charge is included in the restructuring charge line in the Statement of Operations. The write-off related primarily
to   products   based   on  older  operating  system  environments   which   are
not part of the Company's growth strategy. Because of the more rapid technology changes in computer software, the Company now amortizes capitalized software development costs for new products over estimated useful lives of 3 years, compared with 5 year lives used prior to fiscal 1994.



(2) ACQUISITIONS


The Software Edge, Inc.

       In September 1994, INTERSOLV acquired all of the outstanding stock of the Software Edge, Inc. ("Software Edge") for approximately
$5.7 million consisting of 471,819 shares of INTERSOLV common stock. Software Edge developed and marketed a software product which complements the Company's PVCS line of software configuration management tools. The transaction was accounted for using the "pooling of interest" method. Software Edge's results of operations beginning May 1, 1994 have been included in the Company's results. Results for previous years have not been restated because the impact is not material.


Q+E Software, Inc.

       In April 1994, INTERSOLV acquired all of the outstanding stock of Q+E Software, Inc. ("Q+E") for approximately $37.4 million, consisting of $5.3 million in cash and installment payments, 2,370,000 shares of INTERSOLV common stock (valued at approximately $28 million) and $4.1 million in assumed and other liabilities. Q+E developed and marketed software products for end-users and software developers to access information stored in databases resident on personal computers, mini-computers and mainframes. The acquisition was accounted for using the purchase method.

        The transaction value was allocated among the identifiable tangible assets and liabilities based on their respective fair market values. In addition, the transaction value was also allocated to certain intangible assets, such as existing software products which had reached technological feasibility, and in-process software development efforts which had not reached technological feasibility
("purchased research and development"). This resulted in $34.8 million of the transaction value being allocated to purchased
research   and   development.   This  amount  was  charged  to   operations   in
fiscal 1994

       The following unaudited pro forma information has been prepared assuming the acquisition of Q+E had occurred at the beginning of the fiscal years presented (amounts in thousands, except earnings per share):

                                                    1994     1993

     Revenues                                    $100,625    $89,286

     Pretax income (loss)                          11,895    (12,739)

     Net Income (loss)                              7,883    (12,609)

     Earnings  (loss) per share                    $ 0.54   $ (0.89)

        The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Q+E acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results. The above pro forma information includes Q+E revenues of $4.4 million and $3.3 million
for   fiscal  1994  and  1993,  respectively,  related  to  a  recently  expired
contract   with  a  major  reseller.   The  pro  forma  information   does   not
include   the  write-off  of  purchased  research  and  development   of   $34.8
million   or   the  $5.9  million  in  restructuring  charges  incurred   as   a
result   of   the   acquisition,   as  more   fully   discussed   in   Note   3.

Subsequent   Events   -  Acquisition  of  PC  Strategies  and   Solutions   Inc.
and C++/Views product line.

PC Strategies & Solutions, Inc.

       Effective May 1, 1995, INTERSOLV acquired all of the outstanding common stock of PC Strategies & Solutions, Inc. ("PCS") for 675,000 shares of INTERSOLV common stock (valued at $9.3 million). The transaction will be accounted for using the "pooling-of-interest"
method and the historical financial statements of INTERSOLV will be restated to include the financial position and results of operations of PCS. PCS provides consulting and training services focusing on the implementation of object-oriented client/server technology.

       The following unaudited pro-forma consolidated information has been prepared assuming the acquisition had occurred at the beginning of the fiscal years presented (amounts in thousands, except earnings per share):
                                        1995        1994        1993
Revenues                                         $120,395                $88,518
$81,860
Pretax       Income      (loss)                         19,044          (28,826)
(11,736)
Net       Income      (loss)                            13,286          (29,042)
(11,706)
Earnings     (loss)     per     share                    $0.79           $(2.27)
$(0.93)

       The   unaudited   pro-forma  consolidated  results  of   operations   are
not necessarily indicative of the results of operations that would have occurred if the acquisition had been consummated as of the beginning of the periods presented nor are they necessarily indicative of future operating results. Costs of the acquisition, which will be charged to operations in fiscal 1996, are not included in the pro-forma consolidated results of operations.

C++/Views Product Line

       Effective   May   1,  1995,  INTERSOLV  acquired  the   rights   to   the
C++/Views    product   line   owned   by   Liant   Inc.   for   $1.2    million.
INTERSOLV did not acquire any of the common stock of Liant Inc.

(3) RESTRUCTURING CHARGES

Q+E Merger Charges - Fiscal 1994

        Fiscal 1994 results were charged with $5.9 million of restructuring expenses resulting from the Q+E acquisition. The non-recurring charge includes, among other items, $1.1 million for INTERSOLV severance and other costs to reduce the workforce, $1.1 million for costs to close excess facilities, $1.3 million related to write-off of older computer technology and $1.4 million for re-negotiation costs related to overlapping dealer/distributor contracts. Severance costs and related costs cover 28 INTERSOLV personnel which were in duplicative functions, primarily in the sales and marketing areas. All INTERSOLV personnel have been notified, and the majority of severance costs were disbursed by July 31, 1994.

       Direct transaction expenses and the cost to settle Q+E severance and contract obligations were included in the acquisition costs and
allocated   to   the  fair  market  value  of  acquired  assets,  as   described
in Note 2.

Capitalized Software Adjustment and Other Charges - Fiscal 1993

       In fiscal 1993, operations were charged with $16.6 million for restructuring. $12.5 million of the charge related to a non-cash adjustment to reduce capitalized software development costs and purchased software technologies to their net realizable value, as
more   fully  described  in  Note  1.   The  remainder  of  the  provision,   or
$4.1   million,   was  primarily  for  the  restructuring   of   the   Company's
product development function and its international sales force. In addition, the Company closed or redeployed certain facilities. The product development restructuring was done to better deploy the Company's resources to match future anticipated revenue streams from each of the Company's product lines. The restructuring in the international sales force related to the Company's operations in France, as well as selected distributors. As a result of this restructuring, the Company incurred certain non-recurring costs including severance and other costs to reduce the workforce as well as accruing for the net cost of the facilities changes.

 (4) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company operates in one industry segment, the development and marketing of computer software programs and related services. The Company markets its products worldwide and operations can be grouped into two main geographic areas. Pertinent financial data by major geographic area is summarized below.


                                 NORTH       EUROPE       CONSOLIDATED
                                AMERICA      & OTHER
Fiscal 1995:
Revenues:
      Customers                $83,123       $32,340       $115,463
      Intercompany               3,276       (3,276)          ---
        TOTAL                   86,399       29,064         115,463
Income from operations         $15,169     $  3,261         $18,430
Identifiable assets            $74,485      $18,935          $93,420


Fiscal 1994:
Revenues:
     Customers                 $60,860      $24,533          $85,393
     Intercompany                3,472       (3,472)           ----
        TOTAL                   64,332       21,061           85,393
Loss from operations          ($28,339)     ($1,238)        ($29,577)
Identifiable assets            $62,603      $14,998          $77,601


Fiscal 1993:
Revenues:
     Customers                 $48,168      $32,242           $80,410
     Intercompany                4,850      (4,850)             ----
        TOTAL                  $53,018      $27,392           $80,410
Loss from operations          ($10,385)   ($ 1,690)          ($12,075)
Identifiable assets            $45,443     $13,942            $59,385


      Intercompany revenues between geographic areas are accounted for as transfer fees representative of transactions with unaffiliated third parties. These fees are intended to cover primarily software development expense and cost of goods. Identifiable assets are those assets that are identifiable with operations in each geographic area. General corporate assets in North America include cash and cash equivalents and capitalized software costs. No customer accounted for 10% or more of total revenue during the fiscal years ended April 30, 1995, 1994 or 1993. Included in Europe and Other revenues is $10.4 million, $10.3 million and $17.3 million of export revenues to countries where the Company has no foreign owned operations. Approximately 95% of the North American revenues is to customers based in the United States and the remainder is to customers in Canada and Mexico.

(5) LINE OF CREDIT

      The Company has an unsecured credit arrangement with two banks (the "Credit Agreement"). The Credit Agreement provides for borrowings not to exceed $12 million. The Credit Agreement was renewed in July 1994 and is due to expire in September 1996. Interest on borrowings would be at the LIBOR rate plus 1.5% or prime, at the Company's option. The commitment fee is 3/8% per annum on the unused portion of the credit line. The Credit Agreement has various covenants which limit the Company's ability to dispose of assets, purchase its own stock, pay dividends and purchase other significant businesses or technologies. The Company is also required to maintain certain financial ratios. As of and during the year ended April 30, 1995, there were no borrowings outstanding.

(6) COMMITMENTS AND CONTINGENCIES

Leases

       The Company leases office space and equipment under noncancelable operating leases expiring through 2017. In addition, the Company leases office equipment on a month-to-month basis, which can be terminated at any time at the Company's option. None of the agreements contain unusual renewal or purchase options. Total rent expense in fiscal 1995, 1994 and 1993 was $3.8 million, $4.0 million and $5.4 million, respectively.

      Future minimum lease payments under the noncancelable operating lease agreements as of April 30, 1995, are as follows:

                       Years Ending April 30,
                            (in millions)

  1996     1997     1998     1999     2000     Thereafter Total
  $6.6     $4.8     $3.4     $2.9     $2.8     $18.4     $38.9


Contracting Costs (Discontinued Operations)

       Prior to April 1986, certain revenues associated with discontinued operations were generated under cost-plus-fee contracts with the U.S. government and are subject to adjustments upon audit by the Defense Contract Audit Agency (DCAA). Audits through January 31, 1986 have been completed. On December 5, 1990, the Company received a notice from the DCAA questioning certain charges aggregating approximately $2.4 million incurred by the Company during fiscal 1985 and 1986. The Company filed a response in April, 1991, which provided additional information regarding the issues raised in the notice. The amount of the liability, if any, can not be ascertained.

Sales and Income Taxes

      The Company sells its products in various states through different distribution channels, including telesales and direct sales. On certain sales, the Company must collect and remit sales tax to the respective state. These sales taxes are subject to adjustment upon audit by the respective state. Liabilities may result from this process; however, management believes the reserves provided for these liabilities are sufficient.

      The Company's income tax returns are subject to audit by Federal, state and foreign tax authorities. Adjustments to increase or decrease taxable income or losses may result from the audits. Management believes the impact of these adjustments, if any, would not have a material impact on the Company's financial statements taken as a whole.

(7) LONG TERM LIABILITIES

      In connection with the acquisition of Q+E, INTERSOLV must make three equal non-interest bearing payments of $1.1 million. The first two payments were made during the fiscal year ended April 30, 1995. The third payment is due during the fiscal year ending April 30, 1996.

(8) CAPITAL STOCK

Stock Option Plan

      The 1992 Stock Option Plan (the "1992 Plan") provides for the granting of incentive and nonqualified stock options to purchase up to 2,000,000 shares of common stock. The option price must be equal to or greater than fair market value at the date of grant. Options are granted for terms of up to ten years and most are exercisable in cumulative annual increments of 25% each year, commencing one year after the date of grant. This plan expires in 2002. The 1992 Plan replaced the 1982 Stock Option Plan (the "1982 Plan"), which has expired. There are still outstanding options under the 1982 Plan.

      As of April 30, 1995, options for 1,875,346 shares, at prices ranging from $4.00 to $17.25 per share were outstanding under both the 1992 and 1982 Plans. There were 776,564 shares of common stock available for future grant under the 1992 Plan. At April 30, 1995, options for 702,004 shares were exercisable from the total outstanding. During fiscal 1995, 1994 and 1993, there were 406,302, 346,704 and 140,411 options exercised, respectively, at an average per share exercise prices of $8.30, $6.91 and $7.66, respectively.

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan, which is authorized to grant rights to purchase an aggregate maximum of 340,000 shares of common stock. Employees of the Company with three months of continuous service are eligible to participate.

      Rights are granted twice yearly and are exercisable effective the succeeding June 30 or December 31. Eligible employees may purchase shares of common stock through payroll deductions at a purchase price which is 85% of fair market value at the beginning or the end of each six-month offering period, whichever is lower. During fiscal 1995, 1994 and 1993, respectively, 96,454, 92,175 and 42,668 shares of common stock were purchased under this plan.

Shareholder Rights Plan

      The Company has a Shareholder Rights Plan (the "Rights Plan"), which is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. Under the Rights Plan, each common stockholder receives one right (a "Right") for each share of common stock which entitles its holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Series A") at a purchase price of $40.00. The Rights will not be exercisable or separable from the common stock until a specified period after a person or group has acquired or has the right to acquire 20% of the Company's common stock or has commenced a tender offer resulting in the ownership of 30% or more of the Company's common stock.

      If the Company is acquired in a merger or other business combination transaction, each Right will entitle the holder to receive, upon exercise, common stock of either the Company or the acquiring company having a market value equal to twice the exercise price of the Right. Each Right is nonvoting and expires on August 31, 1999. The Company may generally redeem the Rights at the Company's option prior to such Right becoming exercisable at a redemption price of $.01 per Right.

(9) EMPLOYEE BENEFIT PLAN

401(k) Plan

     The Company has a savings and investment plan (the "Plan") which covers employees of the Company and that qualifies under section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old and have worked a minimum of three months at the Company are eligible to participate. Contributions up to 10% of eligible employees' salaries, as defined, may be made by employees. The Company may make discretionary contributions. The Company contributed $178,000 in fiscal 1995, but previously had made no contributions to the plan.

(10) INCOME TAXES

     As discussed in Note 1, the Company adopted FAS 109 effective May 1, 1993. The impact of this adoption was not material; accordingly, there is no restatement of prior periods or cumulative impact to report in fiscal 1994. The U.S. and foreign components of income
(loss) before provision for income taxes were as follows:
                                   Year Ended April 30
                             1995       1994          1993
                                     (in 000's)

United States             15,771       ($31,668)    ($12,011)
Foreign                    3,448          2,298          (12)
                         $19,219       ($29,370)    ($12,023)

The provision (benefit) for income taxes consist of the following:
                                           Years Ended April 30,
                              1995         1994         1993
                                         (in 000's)

Current provision:
     U.S. federal            $2,456       $1,345         $  931
     Foreign                    184          123            356
     State                      289          247            271
                              2,929        1,715          1,558
Deferred provision (benefit)
     U.S. federal             2,829       (1,715)        (1,556)
     Foreign                   ----          ---            148
     State                     ----          ---           (278)
                              2,829       (1,715)        (1,686)
                              $5,758      $-----         ($ 128)


        The provision (benefit) for income taxes result in effective tax rates which differ from the U.S. Federal statutory income tax rate as follows:

                                           1995     1994     1993

Statutory U.S. Federal income tax rate     35.0%   (34.0%)  (34.0%)
State income taxes, net of federal benefit  1.0      0.1     (2.7)
Inncentive stock option deductions          ---     (1.6)    ---
Foreign taxes impact                       (2.6)     ---      3.0
Net operating loss benefit (recognized)
  deferred                                  ---     (2.7)    31.7
Nondeductible research and development costs --     40.1     ---
Alternative minimum tax                     1.3      ---     ---
Research and experimental credits          (3.9)            ---
Other                                     ( 0.8)    (1.9)    1.0
                                           30.0%     0.0%   (1.0%)

     The tax effects of the components of the deferred tax assets and liabilities are as follows:

                                         April 30         April 30,
                                           1995             1994
                                                 (in $000)

     Net operating loss carryforwards      $3,435         $9,479
     Research and experimental tax credits  1,800          1,106
     Foreign tax credits                        --           827
     Property and equipment                   347             ---
Allowance for doubtful accounts               343            275
     Other accruals                           930          3,298
     Valuation allowance                   (2,264)        (7,242)

           Total deferred tax assets        4,591          7,743

Deferred tax liabilities:
     Capitalized software, net             (7,422)        (6,856)
     Property and equipment                   ---           (887)

          Total deferred tax liabilities   (7,422)        (7,743)

          Net deferred tax liabilities    $(2,831)          ----



      Net operating loss carryforwards for U.S. and foreign tax purposes are $3.2 million and $5.5 million, respectively, which expire through 2009. Research and experimental tax credit carryforwards totaling $1.8 million are also available and expire through 2005.

(11) INVESTMENT AND OTHER INCOME

       Investment and other income includes interest income of $895,000, $386,000 and $52,000 in fiscal 1995, 1994 and 1993, respectively, and interest expense of $17,000 and $4,000 in fiscal 1995 and 1994, respectively.


(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters                      First     Second     Third     Fourth
                         (amounts in 000's, except per share data)
1995
Revenues                    $23,274     $27,242    $30,084  $34,863
Costs and expenses           21,545      23,691     24,524   27,273
Net income                    1,318       2,595      4,013    5,535
Net income per share          $0.08       $0.16      $0.25    $0.34
Stock Price:
     High                    $12.50     $18.00      $18.25   $16.50
     Low                       $8.62     $11.12     $13.25   $13.37

1994

Revenues                    $16,551     $20,507    $23,030  $25,305
Costs and expenses           15,748     18,310     19,494    61,418
Net income (loss)               599     1,532      2,556   (34,057)
Net income (loss) per share  $0.05      $0.13      $0.20    ($2.76)
Stock Price:
     High                     $8.50     $10.00     $13.25   $15.50
     Low                      $4.75     $4.75     $7.75      $9.75



     The fourth quarter of fiscal 1994 includes non-recurring charges of $40.7 million related to the acquisition of Q+E, as discussed in Notes 2 and 3.




ITEM 9.       CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
     ACCOUNTING
          AND FINANCIAL DISCLOSURE

     None.
                              PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except as set forth below in this Item 10, the information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1995.

EXECUTIVE OFFICERS

      The following table indicates the names, ages and positions of the Company's executive officers. There is no family relationship between any of the officers or directors.

     Name                      Age                  Position

     Kevin J. Burns            46           Chairman of the Board
                                              and Chief Executive Officer

     Gary G. Greenfield        40           President and
                                              Chief Operating Officer

     Kenneth A. Sexton         41           Vice President, Finance &
                                              Administration, Chief
Financial Officer and Secretary

      Mr. Burns was elected Chief Executive Officer of the Company in 1986 and Chairman of the Board in 1990. From 1986 to 1995, Mr. Burns also served as President of the Company. From 1984 to 1986, he was Executive Vice President and Chief Operating Officer, and from 1982 to 1984, Executive Vice President of the Company. He has also been a Director of the Company since 1986.

      Mr. Greenfield was elected President and Chief Operating Officer in 1995. From 1992 to 1995, he was Executive Vice President, Chief Operating Officer. From 1989 to 1992, he was Executive Vice President, Product Operations. From April 1991, to October 1991 he was also the Chief Financial Officer of the Company. He served as Senior Vice President, Product Services and Operations from 1988 to 1989. He served as Vice President, Marketing from 1987 to 1988.

     Mr. Sexton was elected Vice President, Finance & Administration, Chief Financial Officer, and Secretary of the Company in 1991. From 1984 to 1991, he was Controller and Chief Accounting Officer of Life Technologies, Inc., a biotechnology company.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1995.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

      The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1995.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1995.

                               PART IV



ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

     (a)     Documents Filed as a Part of this Form 10-K:

          1. Financial Statements. The following consolidated financial statements of INTERSOLV, Inc. and Subsidiaries and Report of Independent Accountants relating thereto are filed as Item 8 of this report.

          Description

          Report of Independent Accountants

          Consolidated Balance Sheets as of April 30, 1995 and 1994

          Consolidated Statements of Operations for the fiscal years ended April 30, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1995, 1994 and 1993

          Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended April 30, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

          2.     Financial Statement Schedules.


          The following consolidated financial statement schedule of INTERSOLV, Inc. and Subsidiaries are filed as a schedule to this Report:

          Schedule  II  -  Valuation  and  Qualifying  Accounts   and
          Reserves

          Report of Independent Accountants on this schedule is included in the Report of Independent Accountants covering the consolidated financial statements, which is included herein.

          Schedules omitted are not present because (i) such schedules are not applicable or required or, (ii) the information required has been presented in the financial statements or notes thereto.

          3. Exhibits. The following Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K) are filed with this Report or incorporated by reference as set forth below:

          Exhibit
          Number                           Exhibit Description

               Articles of Incorporation and By-laws

                       3.1       Second   Restated   Certificate   of
                    Incorporation,   as  amended,  of   the   Company
                    (incorporated herein by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-4 (Registration No. 33-38937)).

                      3.2 By-Laws, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K
               for the fiscal year ended 1991).

               Instruments  Defining the Rights of Security  Holders,
               Including      Indentures

                       4.0 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.0 to the Company's Annual Report on Form 10-K for the fiscal year ended 1992.)

                    4.1 Rights Agreement, dated August 29, 1989 between the Company and Sovran Bank, N.A. (incorporated herein by reference to Exhibits 4.1 to the Company's Current Report on Form 8-K dated September 21, 1989). First National Bank of Boston is currently the Company's transfer agent and has assumed Sovran Bank's obligations under this agreement.

          Certain Management Contracts, Compensation Plans, Contracts or Arrangements

                    10.1 The Company's 1982 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30,
                    1990).

                    10.2 The Company's 1992 Stock Option Plan (incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8 (Registration No. 33-56220)).

                      10.3      1984 Stock Option Plan of  Index,  as
                    amended (incorporated by reference herein to Exhibit 10.2 to Index's Annual Report on Form 10-K for the year ended December 31, 1988).

                    10.4 Amendment to the Company's 1992 Stock Option Plan, dated June 16, 1994 (incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994).

                    10.5 The Company's 1986 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30,
                    1988).

                    10.6 The Company's 1992 Employee Stock Purchase Plan (incorporated by reference to
                    Exhibit   4(a)   to  the  Company's  Registration
                    Statement  of  Form  S-8  (Registration  No.  33-
                    56166)).

                    10.7 Amendment to the Company's 1992 Employee Stock Purchase Plan, dated June 16, 1993 (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1993).

          Material Contracts in Ordinary of Business

                     10.8 Financing Agreement dated July 27, 1992 between the Company as the borrower and Maryland National Bank and First National Bank of Boston as lenders (incorporated by reference to Exhibit
                    10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992).

                       10.9 Amendment to the Financing Agreement dated July 19, 1993, between the Company as borrower and Maryland National Bank and First National Bank of Boston as lenders (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1993).

                      10.10 Amendment to the Financing Agreement dated August 11, 1994, between the Company as borrower and Nations Bank (successor to Maryland National Bank) and First National Bank of Boston as lenders (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on From 10-K for the fiscal year ended April 30,
                    1994).

          Other Contracts

                              10.11      Agreement  of  Merger  among
                    INTERSOLV, Inc., Q+E Software, Inc., Solsub, Inc. and the primary shareholders of Q+E Software Inc. dated April 20, 1994 (incorporated herein by reference to the Company's current Report on Form 8-K as filed on May 5, 1995).

                              10.12     Registration Rights agreement
                    between  INTERSOLV, Inc. and  R.  Tyler  Bennett,
                    Phyllis Bennett, John DeLonga, Richard Holcomb, Robert Humphrey, John Rappl, Timothy Sampair, George Woltman and David Whitehead dated April 20, 1994 (incorporated herein by reference to the Company's current report on Form 8-K filed on May 5, 1994).

                               10.13       Form   of  Indemnification
                    Agreement between the Company and its directors, officers and certain employees (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994).

                      10.14 Stock Exchange Agreement by and among INTERSOLV, Inc., PC Strategies & Solutions, Inc. and Michael Goldman dated May 1, 1995 (incorporated herein by reference to the Company's Current report on Form 8-K as filed on May 11, 1995).

                      10.15 Registration Rights Agreement between INTERSOLV, Inc. and Michael Goldman dated May 1, 1995 (incorporated herein by reference to the Company's current report on Form 8-K as filed on May 11, 1995).
 Other Exhibits

                     11.1     Computation of Earnings per Share

                     21.1     Subsidiaries of the Company.

                     23.1     Consent of Coopers & Lybrand L.L.P.

     (b)              Report on Form 8-K:

          The  Company filed a Form 8-K on May 11, 1995 to report the acquisition of PC Strategies and Solutions, Inc. on May 1, 1995. This current report was updated by Amendment No. 1 on July 12, 1995, which included the audited financial statements of PC Strategies & Solutions, Inc. for the year ended April 30, 1995 and unaudited pro forma condensed combined statements of operation of
            INTERSOLV, Inc. for the fiscal years ended April 30, 1995, 1994 and 1993 and the unaudited pro forma condensed combined balance sheet as of April 30, 1995.

     (c)              Exhibit

            The list of exhibits required by Item 601 of Regulation S-K is included in Item (a)3 above.

     (d)          Financial Statement Schedules


           See Item (a)2 above.

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     July 28, 1995          INTERSOLV, INC.


               By  /s/ Kevin J. Burns
                    Kevin J. Burns
                    Chairman of the Board
                      and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on July 28, 1995.

Signature                    Title


 /s/Kevin J. Burns______________________ Chairman of the Board
Kevin J. Burns               and Chief Executive Officer
               (Principal Executive Officer)

/s/ Kenneth A. Sexton__________________  Vice President, Finance &
Kenneth A. Sexton          Administration, Chief Financial
               Officer, and Secretary
               (Principal Financial and
               Accounting Officer)

/s/ Norman A. Bolz____________________   Director
Norman A. Bolz

____________________________________   Director
Richard A. Carpenter

/s/ Robert N. Goldman _________________   Director
Robert N. Goldman

/s/ Gary S. Greenfield___________________  Director
Gary G. Greenfield

/s/ Russell E. Planitzer__________________  Director
Russell E. Planitzer

/s/ Charoles O. Rossoitti_________________  Director
Charles O. Rossotti

/s/ Frank A. Sola   ______________________ Director
Frank A. Sola

                        INTERSOLV, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




DESCRIPTION  Bal. at     Charged to   Charged to            balance
             Beg.        Costs and      Other    Deducts.    End of
             of period   Expenses      Accounts  Write-Offs Period

1995

Allowance for
 doubtful
accounts    $(998,000) ($1,514,000)  $---    $1,200,000  1,312,000)

1994

Allowance for
doubtful
accounts     ($886,000)  ($813,000) ($415,000)$1,116,000 ($998,000)
1993

Allowance for
 doubtful
 accounts   ($846,000)  $1,305,000)   $---   1,265,000   ($886,000)


                            Exhibit 11.1


                  INTERSOLV, INC. AND SUBSIDIARIES

             COMPUTATION OF NET INCOME (LOSS) PER SHARE
                           (in thousands)

                              For the years ended April 30____
                              1995       1994        1993

PRIMARY
Net income (loss)                $13,461   ($29,370)   ($11,895)

Weighted average number of
     shares outstanding            15,375     12,122     11,861

Additional shares under stock
     option plan assumed outstanding
     less shares assumed repurchased
     under the treasury stock method  807          0         0

Primary shares                      16,182     12,122     11,861

Net income (loss) per share        $  0.83     ($2.42)   ($ 1.00)


FULLY DILUTED
Net income (loss)                  $13,461   ($29,370)  ($11,895)

Weighted average number of
     shares outstanding             15,375     12,122     11,861

Additional shares under
     stock option plan assumed
     outstanding less shares assumed
     repurchased under the treasury
     stock method                      840         0             0


Fully diluted shares                16,215     12,122        11,861

Net income (loss) per share         $0.83      ($2.42)     ($ 1.00)


                            Exhibit 21.1



                  INTERSOLV, INC. AND SUBSIDIARIES


                            SUBSIDIARIES


     A.     Direct Subsidiaries

          INTERSOLV-Canada Inc. (incorporated in Ontario, Canada)
          INTERSOLV International Holding Corp. (Delaware corporation)
          INTERSOLV Technology Holdings Corp. (Delaware corporation) INTERSOLV RTP, Inc. (North Carolina Corporation)


     B.     Indirect Subsidiaries:

          Index Technology Securities Corporation (Massachusetts corporation)
          INTERSOLV, Plc. (incorporated in United Kingdom)
          INTERSOLV France S.A. (incorporated in France)
          INTERSOLV GmbH (incorporated in Germany)
          INTERSOLV Pty. Ltd. (incorporated in Australia)
          Salgin Pty. Ltd. (incorporated in Australia)
          INTERSOLV Foreign Sales Corporation (incorporated in
     Barbados)
          Q+E Software (UK) Limited (incorporated in United Kingdom) Q+E Software Benelux, B.V. (incorporated in Netherlands) Q+E Software (Deutschland) GmbH (incorporated in Germany)







                 CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Intersolv, Inc. on Form S-8, Registration Nos. 33-56220, 33-83794, 33-56166, and 33-86590, and on Form S-3,
Registration  No.  33-83796,  of  our  report  dated  May  31,  1995,   on   our
audits of the consolidated financial statements and the financial statement schedule of INTERSOLV, Inc. as of April 30, 1995 and 1994, and for the years ended April 30, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K.






                         Coopers & Lybrand L.L.P.


Washington, D.C.
July 24, 1995