Form 10-Q
period 1995-07-31
INTERSOLV INC
filed 1995-09-14
CIK 805330

1
_________________________________________________________
________

                        UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                 D.C. 20549

                          FORM 10-Q


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 1995
                             OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

             SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

             Commission File Number: 0-15188

                    INTERSOLV, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                              52-
0990382
     (State or other jurisdiction of
(I.R.S. Employer
      incorporation or organization)
Identification No.)


                  9420 Key West Avenue
               Rockville, Maryland 20850
       (Address of principal executive offices)

                    (301) 838-5000
  (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes___X___          No_______
As of August 31, 1995, there were 16,697,587 shares
outstanding of the Registrant's Common Stock, par value
$.01 per share.
_______________________________________________________
__ ________

                    INTERSOLV, INC.

                         INDEX

                                                   Page Number


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                         3

     Condensed Consolidated Statements
     of Operations for the three months
     ended July 31, 1995 and 1994                      4

     Condensed Consolidated Balance Sheets as of July
     31, 1995 and April 30, 1995                       5

     Condensed Consolidated Statements of Cash Flows
     for the three months ended July 31, 1995 and
     1994.                                             6

      Notes to Condensed Consolidated Financial
     Statements                                        7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations          9


PART II.     OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders       12

Item 5.  Other Information                            12

Item 6.  Exhibits and Reports on Form 8-K             12

Signatures                                            13





PART I.     FINANCIAL INFORMATION

Financial Statements.

The financial statements set forth below for the
threemonth  periods  ended  July  31,  1995  and
1994   are unaudited, and have been prepared pursuant
to the rules and         regulations  of  the
Securities   and   Exchange
Commission.   Certain information and note
disclosures normally   included  in  annual
financial   statements prepared   in   accordance
with   generally   accepted accounting  principles
have been condensed  or  omitted pursuant  to  those
rules and regulations.  INTERSOLV, Inc. believes that
the disclosures made are adequate to make  the
information presented not  misleading.   The results
for the three-month period ended July 31,  1995
are  not necessarily indicative of the results for
the fiscal year.
In   the   opinion  of  management,  the
accompanying
consolidated condensed financial statements reflect
all necessary          adjustments  (consisting  only
of   normal
recurring  adjustments) that are necessary for  a
fair presentation of results for the periods
presented.   It is suggested that these financial
statements be read in conjunction   with     the
latest   audited   financial
statements and the notes thereto (included in the Annual Report on Form 10-K for the fiscal year ended April 30, 1995).

                   INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three months ended July 31

      (dollars in thousands, except per share data)
                       (unaudited)

                                             1995       1994
Revenues:
   License fees                            $16,009     $14,327
   Service fees                             12,849       9,743

Total revenues                              28,858      24,070

Costs and expenses:
  Cost of products                           3,502       2,313
  Cost of services                           5,636       4,380
  Sales and marketing                       11,628      10,760
  Research and development                   3,182       2,896
  General and administrative                 2,493       2,084
  Acquisition charges                        2,000         ---

Total costs and expenses                    28,441      22,433

Operating income                               417       1,637
Other income, net                              258         136

Income before income taxes                     675       1,773

Provision for income taxes                     202         519
Net income                                $    473     $ 1,254

Shares used in computing net income per
  share                                     17,572      16,409
Net income per share                      $   0.03     $  0.08






The accompanying notes are an integral part of

these condensed consolidated statements.

                     INTERSOLV, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands)

                       (unaudited)
                                        July 31,     April 30,
                                         1995          1995
ASSETS

Current assets:
   Cash and cash equivalents           $25,788         $24,613
   Accounts receivable, net             33,751          38,148
   Refundable income taxes                 389             389
 Prepaid expenses and other current
   assets                                4,110           4,087

Total current assets                    64,038          67,237

Software, net                           21,067          20,187
Property and equipment, net              6,648           6,356
Notes receivable and other assets          970           1,254

Total assets                           $92,723         $95,034

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses $18,985         $23,990
   Deferred revenue                     14,708          14,498

Total current liabilities               33,693          38,488

Long-term liabilities                    3,041           2,946

Total liabilities                       36,734          41,434

Stockholders' equity
   Common stock                            213             157
   Paid-in capital                      85,533          83,711
   Treasury stock                       (1,801)         (1,815)
   Accumulated deficit                 (27,147)        (27,620)
   Cumulative currency translation
     adjustment                           (809)           (833)

Total stockholders' equity              55,989          53,600

Total liabilities and stockholders'
  equity                               $92,723         $95,034




The accompanying notes are an integral part of these condensed consolidated statements.
                   INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
           For the three months ended July 31
                 (amounts in thousands)
                       (unaudited)
                                           1995         1994
CASH INFLOWS (OUTFLOWS)
Operating activities:
  Net income                            $   473        $1,254
  Non-cash items:
  Depreciation and amortization           3,138         2,283
    Deferred taxes                           95           486
    Purchased research and development      680             -
  Payment of restructuring / acquisition
    charges                                (306)       (2,032)
  Change in assets and liabilities          955           (77)

Net cash provided by operating activities
                                          5,035         1,914

Investing activities:
  Additions to software                  (3,733)       (1,872)
  Additions to property and equipment    (1,979)         (375)
  Sale/leaseback of equipment               776           ---
  Other                                     280            30

Net cash used in investing activities    (4,656)       (2,217)

Financing activities:
  Payment of acquisition installment
    liability                            (1,107)          ---
    Proceeds from sale of common stock    1,892           426

Net cash provided by financing activities   785           426

Effect of exchange rate changes on cash      11           114

Net increase in cash and cash equivalents 1,175           237

Cash and cash equivalents, beginning of
  period                                 24,613        22,435

Cash and cash equivalents, end of
  period                                $25,788       $22,672







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

The accompanying unaudited financial statements reflect
all the adjustments that, in the opinion of management,
are  necessary for a fair presentation of  the  results
for the interim periods presented.  The results for the
three-month  period  ended  July  31,  1995   may   not
necessarily be indicative of the results for the entire
year.    The  April  30,  1995  condensed  consolidated
balance  sheet data was derived from audited  financial
statements  as of the same date.  The results  for  the
three  months  ended  July 31, 1994  were  restated  to
include  the  results of operations of PC Strategies  &
Solutions,  Inc.,  as more fully described  on  page  8
under Acquisitions.

These   financial   statements  should   be   read   in
conjunction with the Company's annual audited financial statements, as filed with the Securities and Exchange
Commission on Form 10-K, for the year ended April 30, 1995.

Operations

The Company develops, markets and supports computer software used by software developers to accelerate the development and maintenance process, improve quality and reduce cost.

Contracting Costs (Discontinued Operations)

Prior  to April 1986, certain revenues associated  with
discontinued operations were generated under cost-plus
fee  contracts with the U.S. government and are subject
to adjustments upon audit by the Defense Contract Audit
Agency (DCAA).  Audits through July 31, 1986 have  been
completed.  On December 5, 1990, the Company received a
notice   from  the  DCAA  questioning  certain  charges
aggregating approximately $2.4 million incurred by  the
Company during fiscal 1985 and 1986.  The Company filed
a  response  in April, 1991, which provided  additional
information regarding the issues raised in the  notice.
The  amount  of  the  liability,  if  any,  cannot   be
ascertained.

Sales and Income Tax

The  Company  sells  its  products  in  various  states
through   different  distribution  channels,  including
telesales,  field sales and third party resellers.   On
certain sales, the Company must collect and remit sales
tax  to  the respective state.  These sales  taxes  are
subject  to  adjustment upon audit  by  the  respective
state.   Liabilities  may  result  from  this  process;
however, management believes the reserves provided for these liabilities are sufficient.

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

Acquisitions

Effective May 1, 1995, INTERSOLV acquired all of the outstanding common stock of PC Strategies & Solutions, Inc. ("PCS") for 675,000 shares of INTERSOLV common stock (valued at $9.3 million). PCS provides consulting and training services focusing on the implementation of object-oriented client/server technology. The transaction was accounted for using the "pooling-ofinterests" method, accordingly the historical financial statements have been restated to include the financial position and results of operations of PCS. INTERSOLV's previously reported revenues for the quarter ended July 31, 1994 increased by approximately $0.9 million, with no significant change in net income or net income per share.

In May 1995, INTERSOLV acquired the C++/Views product line from Liant Software for $1.2 million. The transaction value was allocated to existing software products that had reached technological feasibility
("capitalized software") and to in-process software development ("purchased research and development") based on their respective fair market values. This resulted in $0.7 million of the transaction value being allocated to purchased research and development, which was charged to operations in the first quarter.

Acquisition Charges

In May 1995, the Company incurred $2 million of non recurring charges related to the acquisition of the PC
Strategies business and the C++/Views product line.
Acquisition charges included a $0.7 million charge for purchased research and development related to the C++/Views transaction. The remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations. All personnel affected by the acquisitions have been notified and most of the severance and transaction expenses were disbursed by July 31, 1995.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Results Overview

The   following  table  sets  forth,  for   the
periods
indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


                               Percentage  of Total Revenue
                                   Three Months Ended
                                       July 31,

                                       1995        1994

Revenues:
   License fees                        55.5%       59.5%
   Service fees                        44.5%       40.5%
                                      100.0%      100.0%


Costs and expenses:
   Cost of products                    12.2%        9.6%
   Cost of services                    20.2%       18.2%
   Sales and marketing                 39.6%       44.7%
   Research and development            11.1%       12.1%
General and administrative              8.6%        8.6%
   Acquisition charges                  6.9%         --
   Total costs and expenses            98.6%       93.2%

Operating income                        1.4%        6.8%

Other income, net                       0.9%        0.6%

Income before taxes                     2.3%        7.4%

Provision for income taxes              0.7%        2.2%

Net Income                              1.6%        5.2%












Revenues from North America and International were 73% and 27%, respectively, for the three months ended July
31, 1995.  Revenues from North America and
International for the same period last year were 75% and 25%, respectively.Revenues

Revenues  for  the  three  months  ended  July  31,
1995
increased 20% from $24.1 million for the same period
last year  to $28.9 million.  Revenues from the
Company's  new client/server  tools, focused in the
areas  of  Software Configuration  Management, Data
Warehousing  and  Object Oriented Development, grew 38%
period on period.   Growth in   these  areas  resulted
from  increased  demand  for
products  and  services in these solution  areas
coupled with  our  expanded sales and marketing effort.
Revenue growth  in these product groups more than
offset  the  7% revenue  decline  from  the
traditional  COBOL  oriented development  tools.
Approximately 31% of  the  Company's revenues  from the
quarter ended July 31, 1995  was  from the  traditional
development  tools.   This  decline  is consistent with
the shift in the market that the  Company has
experienced in the past year, as companies  move  to
object-oriented  development tools.  The Company
expects the  market for traditional development tools
to  decline or remain flat over the next several
quarters.
Cost of Products
Cost   of  products  includes  cost  of  software
media, freight,                            royalties
and  amortization  of   capitalized
software   development  costs  and  purchased
technology
costs.  Cost of products for the three months ended
July 31,  1995  increased 52% from $2.3 million for
the  same period  last  year  to  $3.5 million.   The
increase is primarily due to higher levels of software amortization, caused by releases of new products since a year ago.

Cost of Services

Cost  of services includes personnel and related
overhead costs                             incurred  to
provide  consulting  and   training
services, as well as telephone support to customers
under maintenance  contracts.  Cost of services
increased  29% from  $4.4  million for the three months
ended  July  31, 1994 to $5.6 million for the three
months ended July  31, 1995.               The Company
has increased the number of personnel
in its consulting and training functions to support the increased revenues, which led to the increased costs.

Sales and Marketing

Sales  and marketing expenses for the three months
ended July  31,  1995 increased 8% from $10.8 million
for  the same  period  last year to $11.6 million.  The
Company's increased   investment   in   telesales,
third    party
distribution channels and marketing programs were the primary reasons for the increase during the three months ended July 31, 1995.

Research and Development

Research and development ("R & D") expenses reflect gross expenditures less amounts capitalized in accordance with FAS 86. Amortization of capitalized software is included in cost of products. R & D expenses were $3.2 million in the first quarter of fiscal 1996, which represented a 10% increase when compared to $2.9 million in the same period last year. The increase is the result of higher levels of investment in the Company's Object Oriented
Development,  Data Warehousing and Software
Configuration Management solution areas.

General and Administrative

General and administrative expenses were $2.5 million in the first quarter of fiscal 1996 as compared to $2.1 million in the same period. The increase in the three month period is due to higher administrative costs associated with supporting a larger customer base.

Acquisition Charges

In May 1995, the Company incurred $2 million of nonrecurring charges related to the acquisition of the PC Strategies business and the C++/Views product line. Acquisition charges included a $0.7 million charge for purchased R&D related to the C++/Views transaction.
The
remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations.

Operating Income

Operating  income  before  acquisition  costs  was
$2.4 million for the three months ended July 31, 1995,
or  up 48%  from  last year.  Operating income after
acquisition costs was $.4 million for the three months
ended July 31, 1995 compared with $1.6 million for the
same quarter last year.    Overall   net  revenue
growth,  as   previously discussed, led to the increase
in operating income before acquisition charges.

Other Income, net

Other income increased due to higher levels of cash available for investment, when compared to the same period last year.

Income Taxes

The effective tax rate for the current period is 30%,
as compared  to  29%  for the same period  last  year.
The
Company  expects that the tax rate for the  remainder
of fiscal  1996  will  be  30%.   The  difference  from
the statutory rate is primarily because of the
estimated  tax benefit  resulting from the utilization
of net  operating losses   and   research   and
development   tax   credit carryforwards.

Financial Condition - Liquidity and Capital Resources

During  the  three months ended July 31, 1995,
operations provided $5 million of cash.  Financing
activities in the form  of  stock option exercises and
purchases under  the employee  purchase plan generated
$1.9  million  and  the Company  made its final Q+E
Software installment  payment of  $1.1 million.
Investing activities used $4.7 million as  the Company
invested $3.7 million in software  and  a net  $1.2
million in fixed assets. Overall cash and cash equivalents were $25.8 million at July 31, 1995, which is up $1.2 million from $24.6 million at the beginning of the fiscal year.

The  Company has a bank line of credit arrangement
which allows short-term borrowings of up to $12
million.  As of July  31, 1995 and for the three months
then ended, there were  no  amounts outstanding under
this line of  credit. Management  believes that cash
generated from operations, cash  on hand and available
borrowings are sufficient  to meet   the   Company's
capital  requirements   for
the
foreseeable future.
PART II.     OTHER INFORMATION

Item 4.     Results of Votes of Shareholders
None.

Item 5.     Other
None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits

           Number             Exhibit

Description

          11.1               Computation of Net
Income
Per Share for the three months
                         ended July 31, 1995 and
1994.

          27               Financial Data Schedule
(as
part of electronic filing)

     (b)     Reports on Form 8-K:

          None.





                     SIGNATURES





Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              INTERSOLV, Inc.




Date:     September   ___,    1995
By:
_________________
Kevin J. Burns
                                   Chairman  and
Chief Executive Officer
                                   (Principal
Executive Officer)





Date:           September           ___,
1995
By:______________________________
                                   Kenneth A. Sexton
                                   Vice President,
                                        Finance
                                        and
Administration,
                                      Chief
Financial Officer, and Secretary
                                   (Principal
Financial and Accounting
                                   Officer)


                    EXHIBIT INDEX




Exhibit
Number          Description
11.1               Computation of Net Income Per
Share
for the three months ended July
               31, 1995 and 1994.

EXHIBIT 11.1

                   INTERSOLV, INC

           COMPUTATION OF NET INCOME PER SHARE

               Three months ended July 31

       (in thousands, except net income per share)

                                            1995     1994

PRIMARY
Weighted average number of shares
  outstanding                              16,381   15,898

Additional shares under stock option
  plan assumed outstanding less shares
  assumed repurchased under the treasury
    stock method                            1,026      480

Primary Shares                             17,407   16,378

Net Income                                 $  473   $1,254

Net Income Per Share                       $ 0.03  $  0.08

FULLY DILUTED
Weighted average number of shares
  outstanding                              16,381   15,898

Additional shares under stock option plan
  assumed outstanding less shares assumed
  repurchased under the treasury stock
    method                                  1,191      511

Fully Diluted Shares                       17,572   16,409

Net Income                                $   473   $1,254

Net Income Per Share                      $  0.03  $  0.08