Form 10-Q
period 1995-10-31
INTERSOLV INC
filed 1995-12-20
CIK 805330

30


_________________________________________________________

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549



                          FORM 10-Q


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 1995
                             OR

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

                    Yes___X___          No_______

As of November 30, 1995, there were 19,483,182 shares
outstanding of the Registrant's Common Stock, par value
$.01 per share.
_________________________________________________________


                       INTERSOLV, INC.

                            INDEX



                                                     Page
                                                     Number


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                       3

     Condensed Consolidated Statements of Operations
     for the three months ended October 31, 1995
     and 1994                                        4

     Condensed Consolidated Statements of Operations
     for the six months ended October 31, 1995
     and 1994                                        5

     Condensed Consolidated Balance Sheets as of
     October 31, 1995 and April 30, 1995             6

     Condensed Consolidated Statements of Cash Flows
     for the six months ended October 31, 1995
     and 1994.                                       7

     Notes to Condensed Consolidated Financial
     Statements                                      8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                11


PART II.     OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders     15

Item 5.  Other Information                          15

Item 6.  Exhibits and Reports on Form 8-K           15

Signatures                                          16





PART I.     FINANCIAL INFORMATION


Financial Statements.

The  financial statements set forth below for the three
and  six month periods ended October 31, 1995 and  1994
are  unaudited, and have been prepared pursuant to  the
rules  and  regulations of the Securities and  Exchange
Commission.   Certain information and note  disclosures
normally   included  in  annual  financial   statements
prepared   in   accordance  with   generally   accepted
accounting  principles have been condensed  or  omitted
pursuant  to  those  rules and regulations.  INTERSOLV,
Inc. believes that the disclosures made are adequate to
make  the  information presented not  misleading.   The
results  for  the  three and six  month  periods  ended
October 31, 1995 are not necessarily indicative of the results for the fiscal year.

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


                       INTERSOLV, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            For the three months ended October 31

        (dollars in thousands, except per share data)

                         (unaudited)
                                               1995        1994

Revenues:
   License fees                              $20,379     $20,298
   Service fees                               13,335      11,616

Total revenues                                33,714      31,914

Costs and expenses:
  Cost of products                             4,002       2,569
  Cost of services                             6,119       5,063
  Sales and marketing                         15,681      13,828
  Research and development                     3,526       3,488
  General and administrative                   3,161       3,323
  Acquisition charges                         11,600         ---

Total costs and expenses                      44,089      28,271

Operating income (loss)                      (10,375)      3,643

Other income, net                                275           1

Income (loss) before income taxes            (10,100)      3,644

Provision (benefit) for income taxes            (194)      1,060

Net income (loss)                            $(9,906)    $ 2,584

  Shares used in computing primary net income per share
                                              19,303      19,520

Primary Net income (loss) per share          $ (0.51)    $  0.13

  Shares used in computing fully diluted net income per
share                                         19,303      20,248

Fully diluted net income (loss) per share     $(0.51)   $   0.13

The accompanying notes are an integral part of these condensed consolidated statements.

                       INTERSOLV, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             For the six months ended October 31

        (dollars in thousands, except per share data)

                         (unaudited)
                                            1995       1994

Revenues:
   License fees                           $39,469     $37,005
   Service fees                            26,909      21,963

Total revenues                             66,378      58,968

Costs and expenses:
  Cost of products                          7,872       5,096
  Cost of services                         12,037       9,675
  Sales and marketing                      30,892      26,377
  Research and development                  7,432       6,663
  General and administrative                6,500       5,838
  Acquisition charges                      13,600         ---

Total costs and expenses                   78,333      53,649

Operating income (loss)                   (11,955)      5,319

Other income, net                             480          71

Income (loss) before income taxes         (11,475)      5,390

Provision for income taxes                    ---       1,579

Net income (loss)                        ($11,475)    $ 3,811

  Shares used in computing primary net income per share
                                           18,985      19,129

Primary net income (loss) per share       $ (0.60)     $ 0.20

  Shares used in computing fully diluted net income per
share                                      18,985      19,701

Fully diluted net income (loss) per share  $(0.60)   $   0.19

The accompanying notes are an integral part of these condensed consolidated statements.

                       INTERSOLV, INC.

            CONDENSED CONSOLIDATED BALANCE SHEETS

                   (amounts in thousands)

                         (unaudited)
                                  October 31,      April 30,
                                     1995            1995
ASSETS

Current assets:
   Cash and cash equivalents        $32,905         $26,661
   Accounts receivable, net          34,105          41,355
   Refundable income taxes              580             580
   Prepaid expenses and other current assets
                                      5,245           5,557

Total current assets                 72,835          74,153

Software, net                        20,868          21,549
Property and equipment, net           8,804           7,449
Notes receivable and other assets     1,226           1,657

Total assets                       $103,733        $104,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses
                                    $26,225         $30,592
   Accrued acquisition charges        8,528             ---
   Deferred revenue                  15,141          15,546

Total current liabilities            49,894          46,138

Long-term liabilities                 3,633           3,708

Total liabilities                    53,527          49,846

Subordinated convertible notes        3,865           4,000

Stockholders' equity
   Common stock                         231             171
   Paid-in capital                   98,196          91,693
   Treasury stock                    (1,770)         (2,637)
   Accumulated deficit              (49,157)        (37,682)
   Cumulative currency translation adjustment
                                     (1,159)           (583)

Total stockholders' equity           46,341          50,962

Total liabilities and stockholders' equity
                                   $103,733        $104,808


The accompanying notes are an integral part of these condensed consolidated statements.
                       INTERSOLV, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the six months ended October 31

                   (amounts in thousands)

                         (unaudited)
                                          1995          1994
CASH INFLOWS (OUTFLOWS)
Operating activities:
  Net income (loss)                    $(11,475)       $3,811
  Non-cash items:
    Depreciation and amortization         7,174         5,670
    Deferred taxes                         (100)        1,374
    Capitalized software writedowns       2,386           ---
  Payment of restructuring / acquisition charges
                                           (684)       (3,871)
  Accrued acquisition charges             8,528           ---
  Change in assets and liabilities        3,711         2,696

Net cash provided by operating activities 9,540         9,680

Investing activities:
  Additions to software                  (6,924)       (4,356)
  Additions to property and equipment    (3,979)       (1,439)
  Sale/leaseback of equipment               776           ---
  Other                                     324          (101)

Net cash used in investing activities    (9,803)       (5,896)

Financing activities:
  Proceeds from subordinated notes and debt, net
                                            232         3,190
  Payment of acquisition installment liability
                                         (1,107)          ---
  Proceeds from sale of common stock      7,430         2,336
  Purchase of company stock for treasury    ---        (3,035)

Net cash provided by financing activities 6,555         2,491

Effect of exchange rate changes on cash     (48)          369

Net increase in cash and cash equivalents 6,244         6,644

Cash and cash equivalents, beginning of period
                                         26,661        22,549

Cash and cash equivalents, end of period
                                        $32,905       $29,193





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

The accompanying unaudited financial statements reflect
all the adjustments that, in the opinion of management,
are  necessary for a fair presentation of  the  results
for the interim periods presented.  The results for the
three and six-month periods ended October 31, 1995  may
not  necessarily be indicative of the results  for  the
entire year.  The April 30, 1995 condensed consolidated
balance  sheet data was derived from audited  financial
statements as of the same date and has been restated to
include  the  balance sheet data  of  PC  Strategies  &
Solutions, Inc. and TechGnosis International, Inc.,  as
more  fully described on page 9 under Acquisitions.   The
results for the three and six months ended October 31, 1994 were also restated to include the results of operations of PC Strategies & Solutions, Inc., and
TechGnosis International, Inc.

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

Contracting Costs (Discontinued Operations)

Prior  to April 1986, certain revenues associated  with
discontinued operations were generated under cost-plus-
fee  contracts with the U.S. government and are subject
to adjustments upon audit by the Defense Contract Audit
Agency  (DCAA).  Audits through October 31,  1986  have
been  completed.   On  December 5,  1990,  the  Company
received  a  notice  from the DCAA questioning  certain
charges aggregating approximately $2.4 million incurred
by  the  Company  during fiscal  1985  and  1986.   The
Company filed a response in April, 1991, which provided
additional information regarding the issues  raised  in
the  notice.   The  amount of the  liability,  if  any,
cannot be ascertained.

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

Acquisitions

Effective May 1, 1995, INTERSOLV acquired all of the outstanding common stock of PC Strategies & Solutions, Inc. ("PCS") for 675,000 shares of INTERSOLV common stock
(valued at $9.3 million). PCS provides consulting and training services focusing on the implementation of object-oriented client/server technology. The transaction was accounted for using the "pooling-of-interests" method, accordingly the historical financial statements have been restated to include the financial position and results of operations of PCS. INTERSOLV's previously reported revenues for the quarter ended
October 31, 1994 increased by approximately $0.9 million, with no significant change in net income or net income per share.

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

In October 1995, INTERSOLV acquired all of the outstanding common and preferred stock of TechGnosis
International, Inc. ("TechGnosis") for 2.5 million shares of INTERSOLV common stock and $4.8 million in cash. In addition, INTERSOLV also assumed $3.9 million of TechGnosis' obligations under its 8.4% Subordinated
Convertible Notes ("Notes") due in 1999. The notes are convertible into 1,020,756 shares of INTERSOLV common stock. Total value of the transaction was approximately
$80 million. TechGnosis, which is headquartered in Belgium, provides cross-platform data access technology for client/server environments. The transaction was accounted for using the "pooling-of-interests" method;
accordingly. INTERSOLV's historical financial statements have been restated to include the results of operations of TechGnosis. INTERSOLV's previously reported revenues for the three and six months ended October 31, 1994 increased to $3.6 million and $6.6 million, respectively, to reflect the acquisition of TechGnosis. There was no significant change in previously reported net income.
Acquisition Charges

In May 1995, the Company incurred $2 million of non-recurring charges related to the acquisition of the PC
Strategies business and the C++/Views product line.
Acquisition charges included a $0.7 million charge for purchased research and development related to the C++/Views transaction. The remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations. All personnel affected by the acquisitions have been notified and most of the severance and transaction expenses were disbursed by October 31, 1995.

In October 1995, the Company incurred $11.6 million of non-recurring charges related to the acquisition of TechGnosis. This includes $3.3 million to restructure distributor agreements, $2.5 million for consolidation of offices and equipment, $2.2 million for severance and related costs, $2 million to writeoff overlapping technologies and $1.6 million of direct transaction and other transition expenses. All personnel affected by the acquisition have been notified and it is anticipated that most severance and transaction costs will be disbursed by December 31, 1995. The majority of the other acquisition charges should be disbursed by April 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Results Overview

The   following  table  sets  forth,  for   the   periods
indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


                          Percentage  of  Total Revenue
                      Three Months Ended     Six Months Ended
                          October 31,           October 31,

                       1995        1994      1995        1994

Revenues:
   License fees        60.4%       63.6%     59.5%       62.8%
   Service fees        39.6%       36.4%     40.5%       37.2%
                      100.0%      100.0%    100.0%      100.0%

Costs and expenses:
   Cost of products    11.9%        8.1%     11.9%        8.7%
   Cost of services    18.1%       15.9%     18.1%       16.4%
   Sales and marketing 46.5%       43.3%     46.5%       44.7%
   Research and development
                       10.5%       10.9%     11.2%       11.3%
   General and administrative
                        9.4%       10.4%      9.8%        9.9%
   Acquisition charges 34.4%        ---      20.5%         ---
      Total costs and expenses
                      130.8%      88.6%     118.0%       91.0%

Operating income (loss)
                      (30.8%)     11.4%     (18.0)%       9.0%

Other income, net       0.8%       ---        0.7%        0.1%

Income (loss) before taxes
                      (30.0%)     11.4%     (17.3)%       9.1%

Provision (benefit) for income taxes
                       (0.6%)      3.3%       ---         2.7%

Net Income (loss)     (29.4%)      8.1%     (17.3)%       6.4%



Revenues from North America and International were split
66% and 34%, respectively, for the three months ended
October 31, 1995.  Revenues from North America and
International for the same period last year were split
70% and 30% respectively. Revenues from North America and International were split 68% and 32%, respectively, for the six months ended October 31, 1995. Revenues from North America and International for the six months ended
October 31, 1994 were split 66% and 34%, respectively.

The above results have been restated to include the results of acquired companies accounted for using the "pooling-of-interest" method, including the October 1995 acquisition of TechGnosis.

Revenues  for  the  three months ended October  31,  1995
increased 6% from $31.9 million for the same period  last
year to $33.7 million.  Revenues for the six months ended
October 31, 1995 increased 13% from $59 million to  $66.4
million.  Revenues from the Company's newer client/server
software  solutions,  focused in the  areas  of  Software
Configuration Management (or "SCM"), Data Warehousing and
Object  Oriented  Development, grew  15%  for  the  three
months  ended October 31, 1995 and 24% for the six months
ended   October   31,   1995.   Growth   in   the   newer
client/server products primarily resulted from increased demand for products and services in the SCM solution area coupled with our expanded sales and marketing effort.
Revenue growth in these product groups more than offset the 18% and 13% revenue decline in the area of Enterprise
Client/Server Development for the three and six months ended October 31, 1995, respectively. This decline is consistent with the shift in the market that the Company has experienced in the past year as demand for COBOL based software solution declined. Approximately 21% of the Company's revenues from the quarter ended October 31, 1995 was from the area of Enterprise Client/Server
Development.

Cost of Products

Cost   of  products  includes  cost  of  software  media,
freight,   royalties  and  amortization  of   capitalized
software   development  costs  and  purchased  technology
costs.   Cost  of  products for the  three  months  ended
October 31, 1995 increased 56% from $2.6 million for  the
same  period  last year to $4 million.  Cost of  products
for  the six months ended October 31, 1995 increased  54%
from  $5.1  million  to $7.9 million.   The  increase  is
primarily due to higher levels of software amortization, caused by releases of new products or new versions of existing products since a year ago.

Cost of Services

Cost  of services includes personnel and related overhead
costs   incurred  to  provide  consulting  and   training
services, as well as telephone support to customers under
maintenance  contracts.  Cost of services  increased  21%
from $5.1 million for the three months ended October  31,
1994  to  $6.1 million for the three months ended October
31,  1995.   Cost  of services for the six  months  ended
October 31, 1995 increased 24% from $9.7 million  to  $12
million.   Increases in the number of  personnel  in  the
Company's consulting functions for both the three and six month periods ended October 31, 1995 led to the increased costs.

Sales and Marketing

Sales  and marketing expenses for the three months  ended
October 31, 1995 increased 13% from $13.8 million for the
same  period  last  year  to $15.7  million.   Sales  and
marketing  expenses for the six months ended October  31,
1995  increased 17% from $26.4 million to $30.9  million.
The  Company's  ongoing investment  in  telesales,  third
party   distribution  channels  and  marketing  programs,
combined with TechGnosis' significant investment in sales and marketing costs to help broaden its revenue base, were the primary reasons for the increase during the three and six months ended October 31, 1995.

Research and Development

Research and development ("R & D") expenses reflect gross
expenditures less amounts capitalized in accordance  with
FAS 86.  Amortization of capitalized software is included
in cost of products.  R & D expenses were $3.5 million in
the second quarter of fiscal 1996, which is substantially
unchanged  when  compared to the same period  last  year.
R&D  expenses for the six months ended October  31,  1995
increased  11%  from $5.8 million to $6.5  million.   The
increase is the result of higher levels of investment  in
the   Company's   Object   Oriented   Development,   Data
Warehousing   and   Software   Configuration   Management
solution areas.

General and Administrative

General and administrative expenses were $3.2 million  in
the  second  quarter of fiscal 1996 as compared  to  $3.3
million  in  the  same  period last  year.   General  and
administrative expenses for the six months ended  October
31, 1995 increased 11% from $5.8 million to $6.5 million.
The increase in the six month period is due to higher administrative costs associated with supporting a larger customer base, combined with increases in administrative costs by TechGnosis prior to the acquisition.

Acquisition Charges

In  May  1995,  the Company incurred $2 million  of  non-
recurring  charges related to the acquisition of  the  PC
Strategies  business  and  the  C++/Views  product  line.
Acquisition  charges included a $0.7 million  charge  for
purchased R&D related to the C++/Views transaction.   The
remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations.

In  October  1995, the company incurred $11.6 million  of
non-recurring  charges  related  to  the  acquisition  of
TechGnosis.   This  includes  $3.3  million   to   buyout
exclusive distributor arrangements, $2.5 million for consolidation of offices and equipment, $2.2 million for severance and related costs, $2 million to write-off overlapping technologies and $1.6 million of direct transaction and other transition expenses. All personnel affected by the acquisition have been notified and most severance transaction costs will be disbursed by December
31, 1995.

Operating Income

Operating  income  before  acquisition  costs  was   $1.2
million  for the three months ended October 31, 1995,  or
down   66%  from  last  year.   Operating  income  before
acquisition charges for the six months ended October  31,
1995  was  $1.6 million or down 69% for the  same  period
last  year.  TechGnosis had been investing in  sales  and
marketing  costs  to expand its presence  in  the  United
States.   As  a result, it reported operating losses  for
the three and six months ended October 31, 1995, which led to a decrease in the Company's results for the same time frame. Operating loss after acquisition costs was $10.4 million for the three months ended October 31, 1995 compared with operating income of $3.6 million for the same quarter last year.

Other Income, net

Other income increased due to higher levels of cash available for investment, when compared to the same period last year.

Income Taxes

The  Company has not recognized the full benefit  of  the
available  net operating losses as of October  31,  1995,
which  has led to no tax benefit for the six months ended
October 31, 1995.  The Company expects that the tax  rate
for  the  remainder  of fiscal 1996  will  be  30%.   The
difference  from the statutory rate is primarily  because
of   the   estimated  tax  benefit  resulting  from   the
utilization of net operating losses and research and development tax credit carryforwards.
Financial Condition - Liquidity and Capital Resources

During the six months ended October 31, 1995, operations provided $9.6 million of cash. Financing activities in the form of stock option exercises and purchases under the employee purchase plan generated $7.4 million and the Company made its final Q+E Software installment payment of $1.1 million. Investing activities used $9.8 million as the Company invested $6.9 million in software and a net $3.2 million in fixed assets. Overall cash and cash equivalents were $32.9 million at October 31, 1995, which is up $6.3 million from $26.7 million at the beginning of the fiscal year.

The  Company has a bank line of credit arrangement  which
allows short-term borrowings of up to $12 million.  As of
October 31, 1995 and for the six months then ended, there
were  no  amounts outstanding under this line of  credit.
Management  believes that cash generated from operations,
cash  on hand and available borrowings are sufficient  to
meet   the   Company's  capital  requirements   for   the
foreseeable future.
PART II.     OTHER INFORMATION

Item 4.     Results of Votes of Shareholders

The Annual Meeting of Stockholders was held at the Company's offices at 9420 Key West Avenue, Rockville, MD
20850 on September 20, 1995.

The stockholders voted to approve the following matters as set forth in the proxy statement.

                                         Number of Votes Cast
Description of Matter                 For       Against     Abstain

1. The following Class C Directors were elected:
     Robert N. Goldman             14,148,398     ---      144,430
     Gary E. Greenfield            14,147,019     ---      145,809
     Charles O. Rossotti           14,148,498     ---      144,330

2. The addition of 1,000,000 shares of common stock
   to the Company's 1992 stock option plan was approved.
                                    8,561,531  3,934,161  1,797,136
3.     The selection of Coopers & Lybrand L.L.P. as the
       Company's independent auditors for fiscal 1996 was
       ratified.
                                   14,285,057      1,976      5,975
Item 5.  Other
None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          Number             Exhibit Description

          11.1               Computation of Net Income
                             Per Share for the three months
                             ended October 31, 1995 and 1994.

          11.2               Computation of Net Income
                             per Share for the six months ended
                             October 31, 1995 and 1994.

           27                Financial Data Schedule (as
                             part of electronic filing)

     (b)  Reports on Form 8-K:

          INTERSOLV  filed a Form 8-K  on  November  7,
          1995  to report the acquisition of TechGnosis
          International, Inc. on October 23, 1995.   No
          financial data was filed with this report.



                         SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERSOLV, Inc.


Date:   December  20, 1995               By: /s/Kenneth
A. Sexton____________
                                         Kenneth A. Sexton
                                         Vice President,
                                         Finance and
                                         Administration,
                                         Chief Financial
                                         Officer, and Secretary
                                         (Principal Financial
                                         and Accounting Officer)




                        EXHIBIT INDEX




Exhibit
Number    Description

11.1      Computation of Net Income per share
          for the three months ended October
          31, 1995 and 1994.

11.2      Computation of Net Income per share
          for the six months ended October 31,
          1995 and 1994.

EXHIBIT 11.1

                       INTERSOLV, INC

             COMPUTATION OF NET INCOME PER SHARE

               Three months ended October  31

         (in thousands, except net income per share)

                                             1995          1994

PRIMARY
Weighted average number of shares
outstanding                                19,303         18,448

Additional shares under stock option plan assumed
outstanding less shares assumed repurchased
under the treasury stock method               ---          1,072

Primary Shares                             19,303         19,520

Net Income (Loss)                         $(9,906)        $2,584

Net Income (Loss) Per Share                ($0.51)       $  0.13



FULLY DILUTED
Weighted average number of shares
outstanding                                19,303         18,448

Additional shares under stock option plan assumed
outstanding less shares assumed repurchased
under the treasury stock method              ---           1,277

Additional shares under the subordinated
convertible notes assumed outstanding
                                             ---             523

Fully Diluted Shares                      19,303          20,248

Net Income (loss) before adjustments     ($9,906)         $2,584

Elimination of interest expense, net of related tax
effect, related to 8.4% subordinated convertible notes
                                              -0-             25

Net income (loss) used for fully diluted net income per
share                                    ($9,906)         $2,609

Net Income (Loss) Per Share               ($0.51)          $0.13


EXHIBIT 11.1

                       INTERSOLV, INC

             COMPUTATION OF NET INCOME PER SHARE

                Six months ended October  31

         (in thousands, except net income per share)

                                           1995            1994

PRIMARY
Weighted average number of shares
outstanding                               19,105          18,456

Additional shares under stock option plan assumed
outstanding less shares assumed repurchased under
the treasury stock method                   ---              793

Primary Shares                            19,105          19,249

Net Income (Loss)                       $(11,475)        $ 3,811

Net Income (Loss) Per Share            $   (0.60)        $  0.20


FULLY DILUTED
Weighted average number of shares outstanding
                                           19,105         18,456

Additional shares under stock option plan assumed
outstanding less shares assumed repurchased
under the treasury stock method               ---          1,105

Additional shares under the subordinated convertible
notes assumed outstanding
                                              ---            260

Fully Diluted Shares                        19,105        19,821

Net Income (Loss) before adjustments      $(11,475)     $  3,811

Elimination of interest expense, net of related tax
effect, related to 8.4% subordinated (loss) per share
                                              ---             25

Net Income (Loss) used for fully diluted net income
(loss) per share                          $(11,475)      $ 3,836

Net Income (Loss) Per Share                 ($0.60)        $0.19