Form 10-Q
period 1996-01-31
INTERSOLV INC
filed 1996-03-15
CIK 805330

_________________________________________________________


                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549



                        FORM 10-Q


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 1996
                           OR

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

                    Yes___X___          No_______

As of February 29, 1996, there were 19,568,439 shares
outstanding of the Registrant's Common Stock, par value
$.01 per share.
_________________________________________________________


                     INTERSOLV, INC.

                          INDEX

                                                              Page
                                                              Number


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                   3

     Condensed Consolidated Statements of Operations for
the three months ended January 31, 1996 and 1995                 4

     Condensed Consolidated Statements of Operations for
the nine months ended January 31, 1996 and 1995                  5

     Condensed Consolidated Balance Sheets as of
     January 31, 1996 and April 30, 1995                         6

     Condensed Consolidated Statements of Cash Flows for
the nine months ended January 31, 1996 and 1995.                 7

     Notes to Condensed Consolidated Financial Statements        8

Item 2.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations              11


PART II.     OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders                  15

Item 5.  Other                                                   15

Item 6.  Exhibits and Reports on Form 8-K                        15

Signatures                                                       16





PART I.      FINANCIAL INFORMATION


Item 1. Financial Statements.

The  financial statements set forth below for the three
and  nine month periods ended January 31, 1996 and 1995
are  unaudited, and have been prepared pursuant to  the
rules  and  regulations of the Securities and  Exchange
Commission.   Certain information and note  disclosures
normally   included  in  annual  financial   statements
prepared   in   accordance  with   generally   accepted
accounting  principles have been condensed  or  omitted
pursuant  to  those  rules and regulations.  INTERSOLV,
Inc. believes that the disclosures made are adequate to
make  the  information presented not  misleading.   The
results  for  the  three and nine month  periods  ended
January 31, 1996 are not necessarily indicative of the results for the fiscal year.

In   the   opinion  of  management,  the   accompanying
condensed consolidated financial statements reflect all
necessary   adjustments  (consisting  only  of   normal
recurring  adjustments) that are necessary for  a  fair
presentation of results for the periods presented.   It
is suggested that these financial statements be read in
conjunction   with  the  latest  audited   consolidated
financial statements and the notes thereto (included in the Annual Report on Form 10-K for the fiscal year ended April 30, 1995).


                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         For the three months ended January 31,

      (amounts in thousands, except per share data)

                       (unaudited)
                                         1996         1995

Revenues:
   License fees                         $24,990     $22,754
   Service fees                          13,904      12,512

Total revenues                           38,894      35,266

Costs and expenses:
  Cost of products                        3,655       2,829
  Cost of services                        6,833       5,822
  Sales and marketing                    15,513      14,517
  Research and development                3,638       3,502
  General and administrative              2,893       3,720

Total costs and expenses                 32,532      30,390

Operating income                          6,362       4,876

Other income, net                           283         111

Income before income taxes                6,645       4,987

Provision for income taxes                1,994       1,692

Net income                                $4,651   $  3,295

  Shares used in computing primary
    net income per share                  20,059     19,692

Primary net income per share               $0.23      $0.17

  Shares used in computing fully
    diluted net income per share          21,080     20,748

Fully diluted net income per share       $0.22        $0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          For the nine months ended January 31,

      (amounts in thousands, except per share data)

                       (unaudited)
                                        1996       1995

Revenues:
   License fees                       $64,459     $59,759
   Service fees                        40,813      34,475

Total revenues                        105,272      94,234

Costs and expenses:
  Cost of products                     11,527       7,925
  Cost of services                     18,870      15,497
  Sales and marketing                  46,405      40,894
  Research and development             11,070      10,165
  General and administrative            9,393       9,558
  Acquisition charges                  13,600        ---

Total costs and expenses              110,865      84,039

Operating income (loss)                (5,593)     10,195

Other income, net                         763         182

Income (loss) before income taxes      (4,830)     10,377

Provision for income taxes              1,994       3,271

Net income (loss)                     ($6,824)    $ 7,106

  Shares used in computing primary
    net income per share               19,256      19,265

Primary net income (loss) per share    ($0.35)      $0.37

  Shares used in computing fully
    diluted net income per share       19,256      19,832

Fully diluted net income (loss) per
share                                  ($0.35)      $0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERSOLV, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands)

                       (unaudited)
                                            As of           As of
                                          January 31,      April 30,
                                            1996             1995
ASSETS

Current assets:
   Cash and cash equivalents              $22,314           $26,661
   Accounts receivable, net                40,674            41,355
   Refundable income taxes                    389               580
   Prepaid expenses and other current
     assets                                 5,740             5,557

Total current assets                       69,117            74,153

Software, net                              20,825            21,549
Property and equipment, net                 9,758             7,449
Notes receivable and other assets           1,826             1,657

Total assets                             $101,526          $104,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses  $23,777           $30,592
   Accrued acquisition charges              6,631               ---
   Deferred revenue                        15,896            15,546

Total current liabilities                  46,304            46,138

Long-term liabilities                       5,768             3,708

Total liabilities                          52,072            49,846

Subordinated convertible notes              3,865             4,000

Stockholders' equity
   Common stock                               230               171
   Paid-in capital                         94,391            91,693
   Treasury stock                          (1,732)           (2,637)
   Accumulated deficit                    (44,506)          (37,682)
   Cumulative currency translation
     adjustment                            (2,794)             (583)

Total stockholders' equity                 45,589            50,962

Total liabilities and stockholders'
  equity                                 $101,526          $104,808


The accompanying notes are an integral part of these condensed consolidated financial statements.
                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine months ended January 31,

                 (amounts in thousands)

                       (unaudited)
                                          1996              1995
CASH INFLOWS (OUTFLOWS)

Operating activities:
  Net income (loss)                     ($6,824)           $7,106
  Non-cash items:
    Depreciation and amortization        10,692             8,362
    Deferred income taxes                 1,841             3,099
    Capitalized software writedowns       2,386              ---
  Payment of restructuring / acquisition
    charges                              (2,581)           (4,073)
  Change in assets and liabilities        3,608            (3,600)

Net cash provided by operating
  activities                              9,122            10,894

Investing activities:
  Additions to software                  (8,891)           (6,648)
  Acquisition of TechGnosis
    International                        (4,800)              ---
  Additions to property and equipment    (6,387)           (2,014)
  Sale/leaseback of equipment               776               ---
  Changes in other assets                  (330)              226

Net cash used in investing activities   (19,632)           (8,436)

Financing activities:
  Proceeds (payments) from debt, net       (808)            4,339
  Payment of acquisition installment
    liability                            (1,107)           (1,107)
  Proceeds from sale of common stock      8,327             5,056
  Purchase of common stock for treasury     ---            (3,420)

Net cash provided by financing activities 6,412             4,868

Effect of exchange rate changes on cash    (249)              197

Net increase (decrease) in cash and cash
  equivalents                            (4,347)            7,523

Cash and cash equivalents, beginning
  of period                              26,661            22,549

Cash and cash equivalents, end of
  period                                $22,314           $30,072





The accompanying notes are an integral part of these condensed consolidated financial statements.
                     INTERSOLV, INC.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (unaudited)

Basis of Presentation

The   accompanying  condensed  consolidated   financial
statements include the accounts of INTERSOLV, Inc.  and
its   wholly  owned  subsidiaries  (collectively,   the
"Company" or "INTERSOLV").

The accompanying unaudited financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine-month periods ended January 31, 1996 may not necessarily be indicative of the results for the entire year. The April 30, 1995 condensed consolidated balance sheet data was derived from audited financial statements as of the same date and has been restated to include the balance sheet data of PC Strategies &
Solutions, Inc. and TechGnosis International, Inc., as more fully described on page 9 under "Acquisitions".
The  results for the three and nine month periods ended
January 31, 1995 were also restated to include the results of operations of PC Strategies & Solutions, Inc., and TechGnosis International, Inc.

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

Acquisitions

In   October  1995,  INTERSOLV  acquired  all  of   the
outstanding  common and preferred stock  of  TechGnosis
International,  Inc.  ("TechGnosis")  for  2.5  million
shares  of  INTERSOLV common stock and $4.8 million  in
cash.  In addition, INTERSOLV also assumed $3.9 million
of  TechGnosis' obligations under its 8.4% Subordinated
Convertible Notes ("Notes") due in 1999.  The notes are
convertible  into 1,020,756 shares of INTERSOLV  common
stock.    Total   value   of   the   transaction    was
approximately  $80  million.   TechGnosis,   which   is
headquartered in Belgium, provides cross-platform  data
access technology for client/server environments.   The
transaction was accounted for using the "pooling-of-interests" method; accordingly INTERSOLV's historical financial statements have been restated to include the results of operations of TechGnosis.

In May 1995, INTERSOLV acquired all of the outstanding common stock of PC Strategies & Solutions, Inc. ("PCS") for 675,000 shares of INTERSOLV common stock (valued at $9.3 million). PCS provides consulting and training services focusing on the implementation of object-oriented client/server technology. The transaction was accounted for using the "pooling-of-interests" method, accordingly INTERSOLV's historical financial statements have been restated to include the financial position and results of operations of PCS.

In May 1995, INTERSOLV acquired the C++/Views product line from Liant Software for $1.2 million. The transaction value was allocated to existing software products that had reached technological feasibility
("capitalized software") and to in-process software development ("purchased research and development") based on their respective fair market values. This resulted in $0.7 million of the transaction value being allocated to purchased research and development, which was charged to operations in the first quarter of fiscal 1996.


Acquisition Charges

In October 1995, the Company incurred $11.6 million of non-recurring charges related to the acquisition of TechGnosis. This includes $3.3 million to restructure distributor agreements, $2.5 million for consolidation of offices and equipment, $2.2 million for severance and related costs, $2 million to write-off overlapping technologies and $1.6 million of direct transaction and other transition expenses. All personnel affected by the acquisition have been notified and most severance and transaction costs have been disbursed as of January 31, 1996. The majority of the other acquisition charges are expected to be disbursed by April 1996.

In May 1995, the Company incurred $2 million of non-recurring charges related to the acquisition of PCS and the C++/Views product line. Acquisition charges included a $0.7 million charge for purchased research and development related to the C++/Views transaction. The remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations.
All personnel affected by the acquisitions have been notified and the severance and transaction expenses were disbursed by January 31, 1996.



Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Results Overview

The   following  table  sets  forth,  for   the   periods
indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


                                    Percentage  of  Total Revenue
                                Three Months Ended     Nine Months Ended
                                    January 31,           January 31,

                                1996        1995        1996        1995

Revenues:
   License fees                 64.3%       64.5%       61.2%      63.4%
   Service fees                 35.7%       35.5%       38.8%      36.6%
                               100.0%      100.0%      100.0%     100.0%

Costs and expenses:
   Cost of products              9.4%        8.0%       10.9%       8.4%
   Cost of services             17.6%       16.5%       17.9%      16.4%
   Sales and marketing          39.9%       41.2%       44.1%      43.4%
   Research and development      9.4%        9.9%       10.5%      10.8%
   General and administrative    7.4%       10.5%        8.9%      10.1%
   Acquisition charges            ---         ---       12.9%        ---
      Total costs and expenses  83.7%       86.1%      105.2%      89.1%

Operating income (loss)         16.3%       13.9%       (5.2%)     10.9%

Other income, net                0.7%        0.3%        0.7%       0.2%

Income (loss) before taxes      17.0%       14.2%       (4.5%)     11.1%

Provision for income taxes       5.0%        4.8%        1.9%       3.5%

Net Income (loss)               12.0%        9.4%       (6.4%)      7.6%

Revenues from North America and International were  67%
and 33%, respectively, for the three months ended January
31, 1996 as compared to 68% and 32%, respectively for the same period last year.. Revenues from North America and International were 66% and 34%, respectively, for the nine months ended January 31, 1996 as compared to 68% and 32%, respectively, for the nine months ended January 31, 1995.

The above results for the three and nine months ended
January 31, 1995 have been restated to include the results of acquired companies accounted for using the "pooling-of-interests" method, including the May 1995 acquisition of PCS and the October 1995 acquisition of TechGnosis.Revenues

Revenues  for  the  three months ended January  31,  1996
increased 10% from $35.3 million for the same period last
year  to  $38.9  million.  Revenues for the  nine  months
ended  January 31, 1996 increased 12% from $94.2  million
to $105.3 million.  Revenues from the Company's family of
newer  client/server product solutions,  focused  in  the
areas of  Software Configuration Management ("SCM"), Data
Warehousing and Object Oriented Development, grew 33% and
27% for the three and nine months ended January 31, 1996,
respectively.  Growth in new license sales  and  services
for the SCM and Data Warehousing areas led to the overall
growth  in  the  newer client/server  products.   Revenue
growth  in these product groups more than offset the  26%
and  15%  revenue decline for the three and  nine  months
ended  January  31, 1996, respectively, in  the  area  of
Enterprise  Client/Server Development. This  decline  was
due  largely  to a decrease in new license sales  and  is
consistent with the shift in the market that the  Company
has  experienced in the past year as the demand for COBOL
based software solutions has declined. Approximately  26%
and 28% of the Company's revenues for the three and nine months ended January 31, 1996, respectively, were from the area of Enterprise Client/Server Development.

Cost of Products

Cost   of  products  includes  cost  of  software  media,
freight,   royalties  and  amortization  of   capitalized
software   development  costs  and  purchased  technology
costs.   Cost  of  products for the  three  months  ended
January 31, 1996 increased 29% from $2.8 million for  the
same  period last year to $3.6 million.  Cost of products
for  the nine months ended January 31, 1996 increased 45%
from  $7.9  million to $11.5 million.   The  increase  is
primarily due to higher levels of software amortization related to releases of new products or new versions of existing products in the current fiscal year.

Cost of Services

Cost  of services includes personnel and related overhead
costs   incurred  to  provide  consulting  and   training
services, as well as telephone support to customers under
maintenance  contracts.  Cost of services  increased  17%
from $5.8 million for the three months ended January  31,
1995  to  $6.8 million for the three months ended January
31,  1996.   Cost of services for the nine  months  ended
January  31,  1996 increased  22% from $15.5  million  to
$18.9 million. Increases in the number of personnel in the Company's consulting functions, which are needed to support the increasing consulting service revenues, led to the increased costs for both the three and nine month periods ended January 31, 1996.

Sales and Marketing

Sales  and marketing expenses for the three months  ended
January 31, 1996 increased 7% from $14.5 million for  the
same  period  last  year  to $15.5  million.   Sales  and
marketing expenses for the nine months ended January  31,
1996  increased 13% from $40.9 million to $46.4  million.
The  Company has been investing in telesales, third party
distribution channels and marketing programs  to  support
the increasing revenue streams. In addition, prior to its
acquisition  in  October  1995,  TechGnosis  was   making
significant investment in sales and marketing costs to help broaden its revenue base. These factors were the primary reasons for the increase during the three and nine months ended January 31, 1996.

Research and Development

Research and development ("R & D") expenses reflect gross
expenditures less amounts capitalized in accordance  with
FAS 86.  Amortization of capitalized software is included
in cost of products.  R & D expenses were $3.6 million in
the  third  quarter ended January 31, 1996, which  is  4%
higher  than  last  year's level of  $3.5  million.   R&D
expenses  for  the  nine months ended  January  31,  1996
increased  9%  from $10.2 million to $11.1 million.   The
increase is the result of higher levels of investment  in
the   Company's   Object   Oriented   Development,   Data
Warehousing   and   Software   Configuration   Management
solution areas.

General and Administrative

General and administrative expenses were $2.9 million  in
the third quarter of fiscal 1996, which is a 22% decrease
as compared to $3.7 million in the same period last year.
General  and administrative expenses for the nine  months
ended January 31, 1996 decreased 2% from $9.6 million  to
$9.4  million.   The  decrease  is  due  largely  to  the
elimination   of   redundant  TechGnosis   administrative
functions subsequent to the October 1995 acquisition.

Acquisition Charges

In  October  1995, the Company incurred $11.6 million  of
non-recurring  charges  related  to  the  acquisition  of
TechGnosis.   This includes $3.3 million  to  restructure
distributor  arrangements, $2.5 million for consolidation
of  offices and equipment, $2.2 million for severance and
related   costs,  $2  million  to  write-off  overlapping
technologies and $1.6 million of direct transaction and other transition expenses. All personnel affected by the acquisition have been notified and most severance and transaction costs were disbursed by January 31, 1996.
The majority of the remaining charges are expected to be disbursed by April 30, 1996.

In  May  1995,  the Company incurred $2 million  of  non-
recurring  charges related to the acquisition of  the  PC
Strategies  business  and  the  C++/Views  product  line.
Acquisition  charges included a $0.7 million  charge  for
purchased R&D related to the C++/Views transaction.   The
remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations.
All personnel affected by the acquisitions have been notified and the severance and transaction expenses were disbursed by January 31, 1996.



Operating Income

Operating  income  before acquisition  charges  was  $6.4
million  for the three months ended January 31, 1996,  or
up   30%   from  last  year.   Operating  income   before
acquisition charges for the nine months ended January 31,
1996  was $8 million or down 21% for the same period last
year.   Prior  to its acquisition,  TechGnosis  had  been
investing  in  sales and marketing costs  to  expand  its
market  presence in the United States.  As a  result,  it
reported  operating losses through the six  months  ended
October  31,  1995.   When combined  with  the  Company's
results, this led to a decrease in the Company's  results
for  the  nine months ended January 31, 1996.   Operating
loss  after acquisition charges was $5.6 million for  the
nine   months  ended  January  31,  1996  compared   with
operating income of $10.2 million for the same period last year.

Other Income, net

Other income increased due to higher levels of cash available for investment, when compared to the same period last year.

Income Taxes

The Company's tax rate for the three months ended January
31, 1996 was 30% as the Company has not recognized the full benefit of the available net operating losses as of January 31, 1996. This is also the reason the Company has recorded a tax provision for the nine months ended
January 31, 1996. The Company expects that the tax rate for the remainder of fiscal 1996 will be 30%. The other difference from the statutory rate is because of the estimated tax benefit resulting from the utilization of research and development tax credit carryforwards.
Financial Condition - Liquidity and Capital Resources

During the nine months ended January 31, 1996, operations
provided  $9.1 million of cash.  Financing activities  in
the  form  of stock option exercises and purchases  under
the  employee purchase plan generated $8.3 million.   The
Company  made  $8.5 million of payments  related  to  its
acquisitions,   including   the   final   Q+E    Software
installment  payment of $1.1 million, and disbursed  $4.8
million  in connection with the acquisition of TechGnosis
stock   and   $2.6   million  for   acquisition   related
restructuring charges.  Investing activities  used  $19.6
million as the Company invested $8.9 million in software and a net $5.6 million in fixed assets. Overall cash and cash equivalents were $22.3 million at January 31, 1996, which is down $4.3 million from $26.7 million at the beginning of the fiscal year.

The  Company has a bank line of credit arrangement  which
allows short-term borrowings of up to $12 million.  As of
January  31,  1996  and for the nine months  then  ended,
there  were  no amounts outstanding under  this  line  of
credit.   Management  believes that cash  generated  from
operations, cash on hand and available borrowings are sufficient to meet the Company's capital requirements for the foreseeable future.
PART II.     OTHER INFORMATION

Item 4.     Results of Votes of Shareholders

None.

Item 5.     Other

None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits

           Number             Exhibit Description

          11.1               Computation of Net Income
Per Share for the three months ended January 31, 1996 and 1995.

          11.2               Computation of Net Income
(Loss) per Share for the nine months ended January 31, 1996 and 1995.

          27               Financial Data Schedule (as part of
electronic filing)

     (b)     Reports on Form 8-K:

          INTERSOLV filed an amendment to Form  8-K  on
          January  5,  1996 to report certain  required
          financial   data  in  connection   with   its
          acquisition of TechGnosis International, Inc.
          on October 23, 1995.



                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERSOLV, Inc.


Date:   March 15, 1996               By: /s/Kenneth  A. Sexton

                                         Kenneth A. Sexton
                                         Vice President,
                                         Finance and Administration,
                                         Chief Financial Officer,
                                         and Secretary
                                         (Principal Financial and
                                         Accounting Officer)




                      EXHIBIT INDEX




Exhibit
Number     Description

11.1 Computation of Net Income per share for the three months ended January 31, 1996 and 1995.

11.2 Computation of Net Income (Loss) per share for the nine months ended January 31, 1996 and 1995.

EXHIBIT 11.1

                     INTERSOLV, INC

           COMPUTATION OF NET INCOME PER SHARE

             Three months ended January 31,

       (in thousands, except net income per share)

                                                 1996          1995

PRIMARY
Weighted average number of shares outstanding   19,515        18,632

Additional shares under stock option plan
  assumed outstanding less shares assumed
  repurchased under the treasury stock method      544         1,060

Primary Shares                                  20,059        19,692

Net Income                                     $ 4,651        $3,295

Net Income Per Share                             $0.23         $0.17



FULLY DILUTED
Weighted average number of shares outstanding   19,515        18,632

Additional shares under stock option plan
  assumed outstanding less shares assumed
  repurchased under the treasury stock method      544         1,060

Additional shares under the subordinated
  convertible notes assumed outstanding          1,021         1,056

Fully Diluted Shares                            21,080        20,748


Net Income before adjustments                   $4,651        $3,295

Elimination of interest expense, net of
  related tax effect, related to 8.4%
  subordinated convertible notes                    57            55

Net income used for fully diluted net
  income per share                             $ 4,708       $ 3,350

Net Income Per Share                             $0.22       $  0.16

EXHIBIT 11.2

                     INTERSOLV, INC

       COMPUTATION OF NET INCOME (LOSS) PER SHARE

             Nine months ended January  31,

       (in thousands, except net income per share)

                                                 1996           1995

PRIMARY
Weighted average number of shares outstanding   19,256        18,514

Additional shares under stock option plan
  assumed outstanding less shares assumed
  repurchased under the treasury stock method      ---           751

Primary Shares                                  19,256        19,265

Net Income (Loss)                              ($6,824)      $ 7,106

Net Income (Loss) Per Share                     ($0.35)      $  0.37


FULLY DILUTED
Weighted average number of shares outstanding    19,256       18,514

Additional shares under stock option plan
  assumed outstanding less shares assumed
  repurchased under the treasury stock method       ---          792

Additional shares under the subordinated
  convertible notes assumed outstanding             ---          526


Fully Diluted Shares                             19,256       19,832

Net Income (Loss) before adjustments            ($6,824)     $ 7,106

Elimination of interest expense, net of
  related tax effect, related to 8.4%
  subordinated (loss) per share                     ---           85

Net Income (Loss) used for fully diluted
  net income (loss) per share                   ($6,824)     $ 7,191

Net Income (Loss) Per Share                      ($0.35)       $0.36