Form 10-K
period 1996-04-30
INTERSOLV INC
filed 1996-08-08
CIK 805330

28



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


_X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year ended April 30, 1996
                                    OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and low price of the Common Stock on June 30, 1996 as quoted by NASDAQ was $172,090,595.

The number of shares outstanding of the registrant's Common Stock $0.01 par value on June 30, 1996 was 19,960,951 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1996 Annual Meeting of
 Stockholders, which will be filed with the Securities and Exchange within 120 days after April 30, 1996 (items 10 through 13, Part III)

___________________________________________________________________________
         ________________________________________________________
                                  PART I

ITEM  1.     BUSINESS

GENERAL

     INTERSOLV, Inc. (the "Company" or "INTERSOLV") was incorporated under the laws of the State of Delaware in 1985, successor to the business begun in 1982. INTERSOLV develops, markets and supports a broad line of client/server software tools that facilitate the development, delivery and deployment of business information systems. The Company strategy is to offer customers a broad family of software development tools that are independent of rapidly changing hardware, operating systems and database management technology.

     The Company's principal executive offices are located at 9420 Key West Avenue, Rockville, MD 20850, and its telephone number at that address is
(301) 838-5000. The Company's common stock is traded over the counter on the National Market under the NASDAQ symbol "ISLI".

COMPANY OVERVIEW

     INTERSOLV focuses on application enablement software for client/server, Internet and intranet applications. The Company's products and services support a broad range of approaches, ranging from the development of new client/server systems to the maintenance of traditional systems. The Company's product strategy emphasizes an open architecture which permits its products to be used separately, with the Company's other products and with software development products and approaches offered by other companies. The Company's objective is to build products that deliver high productivity on simple projects and are powerful enough to handle scalability requirements of production-grade information systems without retooling.

     INTERSOLV offers software products and services in the following solution areas:

  Software Configuration Management (SCM) - INTERSOLV offers a comprehensive SCM product suite. SCM offerings involve versioning, building, tracking and the transfer into production of application systems. The Company's SCM offerings leverage team development on the local area network (LAN) while supporting multi-operating systems and multi-tool environments.

  Data Connectivity - INTERSOLV technologies connect applications and decision-support tools to databases, Internet servers and other applications. Offerings include business intelligence tools and tools to deploy cross-platform applications accessing multiple databases.

  Object Oriented (OO) Development - This new product group features a truly object-oriented, component-based development environment for rapid assembly of client/server applications. INTERSOLV recently introduced its initial offering in this tool set and plans to introduce several additional modules during the next several months.

  Enterprise Client/Server Development - INTERSOLV offers tools to help traditional developers leverage existing assets while providing an accelerated migration path from mainframe-based applications to a client/server architecture. These tools can be used for rapid application development (RAD), design driven development or for maintenance and reuse of legacy applications, including addressing the Year 2000 problem.

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

PRODUCTS

     INTERSOLV offers a variety of open solutions to address various aspects of client/server development. These solutions are database independent and work across a variety of operating system platforms. A key differentiator for INTERSOLV products is their ability to function across different operating environments and in conjunction with different databases. The Company has four major solution areas, as discussed below.

Software Configuration Management Solution

     INTERSOLV PVCS Series is a comprehensive family of software configuration management products which enables software developers to manage software changes in a team development environment, such as on a LAN. The PVCS family includes tools for revision management, version management, build management, promotion management and problem tracking. The PVCS products provide an audit trail of activity, file revision histories, support for parallel development, exact image rebuilds and support for quality assurance. PVCS provides control over the configuration of application software and documentation, whether developers work alone, in a group, on a LAN or on multiple operating systems. PVCS can also prevent problems associated with software developers simultaneously accessing the same module. PVCS allows users to manage and resolve problems and change requests which threaten software quality and production schedules. The PVCS products operate on personal computers with Microsoft Windows, Windows NT, Windows 95, IBM OS/2 and on a wide variety of LANs and on UNIX operating systems. The PVCS products support development in C, C++ and COBOL code and work with most commonly used development workbenches such as Borland Delphi, Sybase/PowerSoft PowerBuilder and Microsoft Visual Basic.

Data Connectivity Solutions

     INTERSOLV DataDirect Series is focused on providing fast, seamless access to corporate information. DataDirect products provide data access/connectivty solutions whether the application is of the decision-support type, such as data warehousing, or operationally oriented as in client/server middleware. The four core products are as follows:

  DataDirect Explorer is a query and reporting tool which provides the end user with easy, direct access to data in personal, departmental and enterprise-wide databases without requiring them to understand the underlying technical details.

  DataDirect ODBC drivers allow software developers to build and deploy software for multiple databases from one application programming interface (API).

  DataDirect SequeLink is a server-based, data access technology that provides a single connection to hetrogenous data sources and servers and supports large user populations.

  DataDirect SmartData provides a user-friendly, intelligent interface to multiple databases to facilitate the creation of virtual data warehouses.

OO Development Solutions

     The new INTERSOLV Allegris Series is a true object-oriented, component based development environment for the assembly of client/server applications. The Allegris Workshop was released for sale in fiscal 1996, with plans to release several additional modules in fiscal 1997. The core modules are as follows:

  Allegris Workshop is for professional C++ developers creating multi-platform, reusable components that can be assembled into a variety of applications.

  Allegris Object Repository is a workgroup environment and management framework to store, manage and revise software components.

  Allegris Constructor is for business-oriented developers to assemble components to deliver applications in the form of compiled C++ code.

  Allegris DataDesigner is for application developers and database specialists to design relational databases for distributed-object applications.

Enterprise Client/Server Development Solutions

     INTERSOLV AppMaster Series is focused on providing traditional developers with an evolutionary path to client/server architecture, while leveraging existing assets. The core products are as follows:

  INTERSOLV AppMaster Builder (formerly called APS) is an application development system enabling the reduction of development time and minimizing the cost of building applications software. AppMaster Builder may be used alone, with AppMaster Designer or with other analysis and design products. AppMaster Builder can be used to generate new applications or to enhance existing applications. AppMaster Builder can be used to build simple to complex production-grade applications for a wide range of DBMS and production environments.

  INTERSOLV AppMaster Designer (formerly called Excelerator II) is a flexible toolset for analysis, design and documentation of business information systems. AppMaster Designer automates the process of analyzing and translating business requirements and functions into a high-level model of the desired software. AppMaster Designer accommodates a broad range of software development methodologies and techniques, from traditional rapid application development (RAD) to object oriented (OO). AppMaster Designer interfaces easily with complementary software and is designed to allow customers to customize the design environment to meet their requirements.

  INTERSOLV AppMaster Renovator (fomerly called Maintenance
  Workbench) is a desktop maintenance solution providing interactive and application-wide research, analysis and documentation capabilities for existing applications, allowing customers to maintain and update existing systems more productively. AppMaster Renovator permits existing applications to be analyzed and translated into a higher level format which facilitates software changes and documentation. This product can be used to address the Year 2000 problem that many companies presently face. These capabilities enable existing software to be modified to support new business goals, meet new user requirements and be regenerated as new applications more quickly and easily.

SERVICES

     INTERSOLV offers a wide variety of support services, known as INTERSOLV ServiceDirect, which are intended to help customers quickly gain benefits from the suite of product solutions that are available. The range of services offered is described below.

Maintenance Services

     INTERSOLV offers its customers the opportunity to purchase maintenance services for its products. The services consist primarily of enhancements and updates to the products as well as telephone support concerning their operation. Annual fees for maintenance services typically equal 17 percent of the product's list price and commence upon expiration of the initial 30 day warranty period.

Training and Consulting Services

     INTERSOLV also offers highly focused fee-paid consulting and training services, to assist customers in using INTERSOLV products. Consulting services are focused on helping the customer exploit INTERSOLV technology through short-term, highly focused projects or through long-term projects which integrate the Company's products with the customer's development environment. Educational offerings include both on-site training and training at an INTERSOLV training center and are focused on the use of INTERSOLV technology.

MARKETING, CUSTOMERS AND SALES

     The Company markets its products to end-users, line-of-business developers, traditional information system departments, project managers and application development executives within businesses and independent software vendors worldwide. None of the Company's customers account for 10% or more of annual revenues. Additionally, the Company's business does not concentrate on any specific industry. See further discussion regarding the segment information and significant customers in Note 4 of Notes to the Consolidated Financial Statements on page 26 of this Form 10-K.

       The Company has a multi-channel approach to sales and marketing. The products are sold through telesales, field sales (face-to-face) and third-parties as described below.

Telesales

       Telesales representatives concentrate on sales at the project level and to smaller accounts, selling to individual developers and project managers. Generally telesales representatives concentrate their efforts on one solution area. Orders can range from $100 for a single license, to over $50,000 for multiple licenses for a fully configured project team. Telesales are supported by mailings to lists of prospective customers and advertising in selected trade magazines. The Company also offers special promotions and incentive offers from time to time aimed at introducing the Company's products to new users.

Field Sales

     The Company's field sales personnel are located in Australia, Belgium, France, Germany, Japan, United Kingdom and several major metropolitan areas in the U.S., offering local sales and technical support to customers and prospects. Field sales personnel are responsible for all channels and products for a named customer or within a defined geographical area.
Field Sales builds long-term relationships with the Company's largest customers and prospects. Field sales personnel assist prospective and current customers in evaluating needs and solutions and guide them in the evaluation and use of INTERSOLV products. Field sales personnel focus their efforts primarily on large corporate prospects and customers. Transactions through the field sales organization generally range from $25,000 to over $1,000,000, depending on the number of products licensed and the number of developers authorized to use the technology.

Third Parties

     In addition to the Company's own field sales and telesales organizations, the Company markets its technologies and products through a global network of other independent software vendors ("ISV"s), value-added resellers ("VARs") and dealers and distributors. Through third party alliances, the Company enables selected ISVs to embed and sell certain INTERSOLV technologies in their own products. Alliances with other ISVs include joint development and marketing arrangements. INTERSOLV also has arrangements with VARs, dealers and distributors to resell the Company's products in markets which the Company cannot cost effectively reach on a direct basis.

COMPETITION

     The market for development tools is highly competitive and characterized by rapid changes in technology and user needs. The Company encounters competition from established companies and new companies that are now developing or may develop and market comparable products. Some of the Company's actual and potential competitors have substantially greater financial, marketing and technological resources than the Company. INTERSOLV believes that the principal competitive factors in the industry are the compatibility of products with the customer's computer hardware and software, ease of use, price, quality of documentation, customer support, training, installation and the ability of a family of products to work together effectively.

PRODUCT DEVELOPMENT

     Due to the rapid technological changes the computer software industry is subject to, the Company expects to continue to dedicate significant resources to enhance its current products and develop new ones. The Company spent $25.9 million, $22.7 million and $16.6 million before capitalization of certain internal software development costs for the fiscal years ended April 30, 1996, 1995, and 1994, respectively.

     While certain INTERSOLV products have been developed internally, the Company, however, has in the past and intends to continue to acquire certain software technology from others and integrate those technologies into its family of products.

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

EMPLOYEES

     As of April 30, 1996, the Company employed 877 persons including 358 in sales and marketing, 244 in consulting, training and technical support, 187 in product development and 88 in general and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.     PROPERTIES

     The Company leases all of its office space for its corporate headquarters, sales, distribution and development offices. Major facility leases include the following:

     Location              Purpose              Facility Size

     Rockville, MD     Corporate Headquarters     67,000 sq. ft.
     Beaverton, OR     Sales/Development          48,000 sq. ft.
     Raleigh, NC       Sales/Development          37,500 sq. ft.
     Framingham, MA    Development                19,000 sq. ft.
     Gaithersburg, MD  Distribution Center        13,000 sq. ft.

The aggregate rental payments for all facilities for fiscal 1996 was approximately $5.4 million, and all leases are subject to renewal clauses and rent increase provisions, which are typical of similar leases in the relevant geographic areas.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not presently a party to any material pending or threatened legal proceedings except as further described below.

     Prior to April, 1986, certain revenues associated with discontinued operations were generated under cost-plus-fee contracts with the U.S. government and are subject to adjustments upon audit by the Defense Contract Audit Agency. Audits through January 31, 1986 have been completed. On December 3, 1990, INTERSOLV received a notice questioning certain charges aggregating approximately $2.4 million made by the Company's discontinued operations in fiscal 1985 and 1986. The Company filed a response in April, 1991 which provided additional information regarding the issues raised in the notice. The amount of the liability, if any, cannot be ascertained.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                  PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

      The Company's common stock is traded on the NASDAQ National Market. There have been no dividends paid on INTERSOLV common stock since the Company's initial public offering in 1986. See the market price information in Note 12 of Notes to the Consolidated Financial Statements on page 32 on this Form 10-K. The market price information represents "last sale" quotations and does not include markups, markdowns or commissions.

      The number of holders of record of the Company's common stock was approximately 246 at June 30, 1996.

ITEM 6.     SELECTED FINANCIAL DATA

                               (amount in thousands, except per share data)
                                         Fiscal Year Ended April 30

                                      1996     1995     1994     1993    1992

Revenues                            $145,313  $134,517 $99,568 $88,263 $87,792

Income (loss) before income taxes       (383)   16,083 (28,738)(14,889)  6,068

Net income (loss)                     (3,711)   10,974 (29,045)(14,929)  3,560

Fully diluted (loss) per share        ($0.19)    $0.55  ($1.90) ($0.99)  $0.24

Total assets                         110,917   104,808  84,313  64,962  73,561

Long-term liabilities
  (including current portion)          8,387     3,226   2,368   1,254   2,499



Notes:

Fiscal 1996 operating results include pretax charges totaling $13.6 million (after-tax effect of $0.67 per share) resulting from the acquisitions of TechGnosis International, Inc. ("TechGnosis") and PC Strategies and Solutions, Inc. ("PCS"). Prior year data has been restated to include TechGnosis and PCS, acquisitions accounted for using the "pooling-of-interest" method.

Fiscal 1994 operating results include pretax charges totaling $40.7 million (after-tax effect of $2.47 per share) resulting from the acquisition of Q+E Software, Inc.

Fiscal 1993 operating results include a pre-tax charge of $16.6 million (after-tax effect of $1.27 per share) resulting from a non-cash adjustment to reduce unamortized capitalized software costs based on older operating systems to net realizable value and certain other restructuring costs.

Fiscal 1992 operating results include a pre-tax charge of approximately $0.8 million (after-tax effect of $0.05 per share) attributable to certain restructuring costs associated with the acquisition of Index Technology Corporation in fiscal 1991.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The  following  table  sets  forth, for  the  periods  indicated,  the
percentages   which  selected  items  in  the  Consolidated  Statements   of
Operations are to total Revenues:

                                                              Year to Year
                                                          Selected Items as a
                                 Percentage of Revenues   Increase (Decrease)

                                                         1996          1995
                                 Year Ended April 30  Compared to Compared to
                               1996     1995     1994    1995         1994

Revenues:
       License fees              61.3%     64.6%   64.5%   3%           35%
       Service fees              38.7      35.4    35.5   18            35
        Total                   100.0     100.0   100.0    8            35

Cost and expenses:
      Cost of products           10.8       8.9     8.4   31            43
      Cost of services           17.9      16.0    13.8   21            57
      Sales and marketing        44.0      42.7    45.4   12            27
      Research and development   10.1      10.1    10.1    7            36
      General and administrative 8.8       10.5     9.6  (10)           48
      Purchased research and
        development              0.5        ---    34.9   N/M          N/M
      Restructuring charges      8.9        ---     6.6   N/M          N/M
         Total                 101.0       88.2   128.8    24           (8)

Operating income (loss)         (1.0)      11.8   (28.8)  N/M          N/M

Other income, net                0.7        0.2    (0.1)  295          N/M

Income (loss) before income
      taxes                     (0.3)      12.0   (28.9)  N/M          N/M

Provision (benefit) for income
     taxes                       2.3        3.8     0.3  (35)          N/M

Net income (loss)               (2.6%)      8.2%  (29.2%)N/M           N/M



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

     The Company's product and service offerings are focused in four primary solution areas: Software Configuration Management ("SCM"), Data Connectivity, Object Oriented ("OO") Development and Enterprise Client/Server Development. A group of the Data Connectivity solutions were new offerings in fiscal 1995 as a result of the April 1994 acquisition of
Q+E Software, Inc. ("Q+E"), in a transaction accounted for using the "purchase" method. The Company began selling OO Development solutions in fiscal 1997. The Company acquired TechGnosis International Inc. ("TechGnosis") in October 1995 and PC Strategies and Solutions, Inc. ("PCS") in May 1995 in transactions accounted for using the "pooling-of-interests" method. INTERSOLV's historical financial results have been restated to include the results of operations for both of these companies.

Total Revenue

      Total  revenue  for fiscal 1996 was $145.3 million,  which  is  an  8%
increase over fiscal 1995. Total revenue for fiscal 1995 was $134.5 million, or 35% greater than fiscal 1994. Growth in both the Software Configuration Management products and Data Connectivity product series were the primary reasons for the growth. The growth in these areas more than offset a decline in the Enterprise Client/Server Development tools for traditional developers. Growth in the Software Configuration Management and Data Connectivity series resulted from increased license fee revenue related to increased demand for these software products and increased service fee revenue driven by the demand for consulting and training services. The decrease in Enterprise Client/Server products is due to decreased demand for COBOL based software solutions. The Enterprise Client/Server product series accounted for approximately 26% of total revenues in fiscal 1996 and declined 20%. The other product series, accounting for 74% of total revenues in fiscal 1996, increased 23% in the aggregate.

License Fee Revenue ("LFR")

      Fiscal 1996 LFR was $89.1 million, or a 3% increase over fiscal 1995. Fiscal 1995 LFR was $87 million, or 35% greater than the prior year. Growth in new license sales for Software Configuration Management products and the Data Connectivity products, were the primary reasons for the increase. LFR growth for the above areas was offset by a LFR decline in the Company's Enterprise Client/Server development tools area.

Service Fee Revenue ("SFR")

      Fiscal 1996 SFR was $56.2 million, which is a 18% increase over fiscal 1995. Fiscal 1995 SFR was $47.6 million, or 35% more than fiscal 1994. Increased demand for consulting and training services, combined with growth in the installed customer base and renewal of existing maintenance contracts led to the growth during the three year period.

North American Revenue

      In fiscal 1996, North American revenue grew 8% to $96.9 million. In fiscal 1995 North American revenue increased 34% to $89.6 million. In fiscal 1996, growth in Software Configuration Management and Data Connectivity product revenues more than offset decreased revenue from the Enterprise Client/Server products. In fiscal 1995, revenue growth in the Software Configuration Management products, along with revenue contributions from the new Data Connectivity products were the reasons for the increase. Revenue from the Enterprise Client/Server products declined in fiscal 1996 and 1995.

International Revenue

      In fiscal 1996, International revenue was $48.4 million or 8% greater than last year. International revenue was $44.9 million in fiscal 1995, or 37% greater than the prior year. In fiscal 1996, growth in Europe was approximately 6% and in Asia-Pacific was 10%, with the Software Configuration Management product series providing most of the increase. In fiscal 1995, growth in the Software Configuration Management area and revenue contributions from the new Data connectivity area were the primary reasons for the increase. Changes in currency exchange rates increased fiscal 1996 and 1995 revenues by $0.4 million and $1.6 million, respectively, when compared to prior fiscal years.

Cost of Products

     In fiscal 1996, cost of products increased 31% to $15.6 million. Cost of products includes costs of software media, freight, royalties and amortization of capitalized software development costs and purchased technology costs. Cost of products for fiscal 1995 increased 43% to $11.9 million. Cost of products as a percentage of revenues was 10.8%, 8.9%, and 8.4% in fiscal 1996, 1995 and 1994 respectively. The 1996 and 1995 increases in amount and as a percentage of revenues were primarily the result of higher amortization of software development costs caused by significant new product releases during each of the three years.

Cost of Services

      Cost of services includes personnel and related overhead costs to provide training, consulting and telephone support to customers who are deploying the Company's products. Cost of services for fiscal 1996 increased 21% to $26.1 million. Cost of services for fiscal 1995 increased 57% to $21.6 million. Cost of services as a percentage of SFR was 46%, 45%, and 39% in fiscal 1996, 1995 and 1994 respectively. The increases in amount and as a percentage of revenues during this three year period was primarily the result of increased investment in personnel needed to support the increased demand for training and consulting services. Personnel was also added to the telephone support functions, to support the growing customer base.

Sales and Marketing

      In fiscal 1996, sales and marketing expenses were $64 million, which is a 12% increase over fiscal 1995. Sales and marketing expenses for fiscal 1995 were $57.4 million, which is a 27% increase when compared to fiscal 1994 level of $45.2 million. Sales and marketing expenses as a percentage of revenues were 44%, 43%, and 45% in fiscal 1996, 1995 and 1994, respectively. The increase in fiscal 1996 and 1995 was due to higher levels of investment in marketing programs, telesales and third party sales channels. In particular, TechGnosis increased its investment in marketing programs prior to its acquisition as it attempted to expand its presence in the North American market. Sales and marketing expenses as a percentage of revenue decreased in fiscal 1995, as the Company began to realize some of the benefits of the multi-channel sales model, which helped the Company grow revenues at a faster rate than corresponding sales and marketing costs.

Research and Development

      Fiscal 1996 research and development costs were $14.6 million or 7% higher than fiscal 1995. Fiscal 1995 research and development expenses were $13.6 million, or 36% higher than fiscal 1994 levels of $10.1 million. As a percentage of revenues, research and development expenses were 10% in each of fiscal 1996, 1995, and 1994 respectively. Research and development expenses, before capitalization of certain internal software development costs, were $25.9 million, $22.7 million and $16.6 million for the fiscal years ended April 30, 1996, 1995, and 1994 respectively. The increase in fiscal 1996 and 1995 is due primarily to the Company's increased investment in SCM, Data Connectivity and OO Development tools solutions.


General and Administrative

     General and administrative expenses for fiscal 1996 were $12.7 million or 10% lower than fiscal 1995. General and administrative expenses for fiscal 1995 were $14.2 million or 48% higher than fiscal 1994. General and administrative expenses as a percentage of revenues were 9%, 10% and 10% for fiscal years 1996, 1995 and 1994, respectively. The fiscal 1996 decrease was due to elimination of duplicative functions of TechGnosis. The increase in 1995 is due primarily to higher administrative costs associated with supporting a larger business and duplicative administrative costs incurred by TechGnosis prior to its acquisition.

Restructuring Charges and Purchased Research and Development

TechGnosis Acquisition Charges

      In October 1995, the Company incurred $11.6 million of non-recurring charges related to the acquisition of TechGnosis. This includes $3.3 million to restructure certain distributor agreements, $2.5 million for consolidation of offices and equipment, $2.2 million for severance and related costs, $2 million to write-off overlapping technologies and $1.6 million of direct transaction and other transition expenses. As of April 30, 1996, charges remaining to be disbursed relate to office consolidations, severance and restructuring of distributor agreements.

PCS and C++ Views Product Line Acquisition Charges

      In May 1995, the Company incurred $2 million of non-recurring charges related to the acquisition of PCS and the C++/Views product line from Liant Software, Inc. Acquisition charges included a $0.7 million charge for purchased research and development related to the C++/Views transaction. The remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations. All charges were disbursed by April 30, 1996.

Q+E Acquisition Charges

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

Operating Income (Loss)

      Prior to acquisition related charges, the Company reported operating income of $12.2 million, $15.8 million and $12.7 million in fiscal 1996, 1995 and 1994, respectively. As a percentage of revenues, this would be 8.4%, 11.8% and 12.7% respectively. Operating income before acquisition related charges dropped in fiscal 1996 because TechGnosis was investing in sales and marketing to expand its market in the United States. After acquisition charges, the Company reported operating income (loss) of ($1.4) million, $15.8 million and ($28.6) million in fiscal 1996, 1995 and 1994, respectively.

Other Income

      Other income, which is primarily net investment income, for fiscal 1996 was $1 million, which is a 295% increase from fiscal 1995. Other income for fiscal 1995 was $0.3 million, compared to ($0.1) million in fiscal 1994. Other income varied during the three year period primarily as a result of changes in the amount of cash available for investment.

Taxes

      The Company's effective tax rates were 870%, 32% and 1% for fiscal 1996, 1995 and 1994, respectively. In fiscal 1996, the variance from the statutory rate is because the Company did not recognize the benefit of net operating losses resulting primarily from acquisition charges, particularly from its foreign operations. In fiscal 1995, the variance from the statutory rate is due to research and experimentation tax credits and foreign tax rates that are lower than U.S. statutory rates. In fiscal 1994, the variance from the statutory rate is because the Company did not recognize the full benefit of net operating loss carryforwards.

Factors That May Affect Future Results

      The Client/Server development tools market is characterized by rapid changes in technology and user needs. Compatibility of the Company's products with customers' preferred operating systems and database management systems are important to future results of the Company. The current market trend appears to be weighted towards building client/server and cooperative applications using a changing mix of operating systems. Revenue from the Company's Enterprise Client/Server tools area declined 20% this past year. Products in this area accounted for 26% of fiscal 1996 revenue, and the Company expects demand for these products to remain flat or continue to decline. This decline was more than offset by increased revenues from the Company's new client/server products. Because of the rapidly changing market, there is no assurance that this substantial growth will continue. Future operating results could be affected by the market's acceptance of the Company's existing and new products in this rapidly changing market.

      Competition in the software development tools market is very intense. New and established companies continue to develop and market competitive products. Principal factors affecting competition are product performance and functionality, compatibility with the customer's operating environment, ease of use, price and quality of customer support, documentation and services. The Company anticipates that it will continue to experience competition from current vendors and new firms entering the market.


      The Company markets and sells its products directly through its own operations in the United States, United Kingdom, Germany, France, Belgium, Japan and Australia and through a network of dealer/distributors in 30 other countries. Consequently, the Company's results are affected by changes in the global economies and foreign currency exchange rates.

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

       During 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("FAS 123"), which became effective in 1996. Under FAS 123, companies can either elect to recognize compensation expense based upon the estimated fair value of employee stock options and other equity instruments issued to employees at the date the instruments are granted or they can elect to continue to follow the guidance under APB Opinion 25 - Accounting for Stock Issued to Employees ("APB 25"), and disclose in the footnotes the pro forma net income and earnings per share as if FAS 123 had been applied. The Company will continue to follow the guidance of APB 25.

      Inflation has not had a material effect on the past results of the Company, however, there can be no assurance that the results of operations will not be affected in the future.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      In fiscal 1996, operating activities generated $18.2 million in cash, after spending $8.3 million for various acquisition costs. Investing activities used $17.7 million, as the Company invested $12.9 million in capitalized and purchased software and $4.9 in fixed assets. Financing activities in the form of stock option exercises and purchases under the employee stock purchase plans generated $8.7 million. The Company also spent $4.8 million to acquire common stock from TechGnosis International shareholders and $1.1 million to repay various debt obligations and $1.1 million associated with the Q+E acquisition. Overall cash increased $1.6 million.

      In fiscal 1995, operating activities generated $12.9 million in cash, after spending $4.4 million for various restructuring and acquisition costs. Investing activities used $13.5 million as the Company invested $9.4 million in capitalized and purchased software and $3.7 million in fixed assets. Financing activities in the form of stock option exercises and purchases under the employee stock purchase plan generated $7.4 million, while the issuance of convertible subordinated notes generated $4 million. The Company also spent $5 million to reacquire shares of its common stock, and $2.2 million to satisfy installment obligations associated with its acquisition of Q+E Software, Inc. Overall cash increased $4.1 million in fiscal 1995.

      Fiscal 1994 operating activities generated $16.7 million in cash as the charge for purchased research and development was non-cash in nature. Investing activities used $6.8 million as the Company invested $6.6 million in software and a net $.9 million in fixed assets, which was offset by other investing activities. Financing activities in the form of stock option exercises and purchases under the employee stock purchase plan generated $3.5 million. The Company's initial cash outlays to acquire Q+E were substantially offset by Q+E's existing cash balances. Overall cash increased $13.1 million in fiscal 1994.

Current Financial Position

      At April 30, 1996 the Company had cash and cash equivalents of $28.2 million and no bank debt. The Company had $3.7 million in subordinated convertible debt, which is due in September 1999. The Company's ratio of current assets to current liabilities, or current ratio, was 1.5 to 1, compared with 1.6 to 1 at the beginning of the fiscal year. The Company also has in place a $12 million revolving unsecured credit facility. As of and during the year ended April 30, 1996, the Company had no borrowings under this credit facility.

Future Liquidity and Capital Requirements

      In fiscal 1997, the Company expects to invest about $7.5 million in fixed assets, such as computer equipment. The Company believes that the existing cash balances, together with cash generated by operating activities and available borrowings, will be adequate to meet the Company's liquidity and capital needs for the foreseeable future.

      The Company will also continue to evaluate the acquisition of technologies or product lines which are consistent with its current strategy. The Company expects to fund these transactions using cash on-hand and cash provided from operations. If necessary or desirable, the Company may fund these transactions using debt, equity or other sources.
ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       INDEX TO FINANCIAL STATEMENTS



                                                        Pages

      Report of Independent Accountants                  15

      Financial Statements:


      Consolidated Statements of Operations for
         the fiscal years ended April 30, 1996,
         1995, and 1994                                  16

      Consolidated Balance Sheets as of
          April 30, 1996 and 1995                      17 - 18

      Consolidated Statements of Cash Flows
         for the fiscal years ended April 30, 1996,
         1995, and 1994                                  19

      Consolidated Statements of Changes in
         Stockholders' Equity for the fiscal years
         ended April 30, 1996, 1995, and 1994            20

      Notes to Consolidated Financial Statements       21 - 33

                     REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of INTERSOLV, Inc.


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

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INTERSOLV, Inc. and Subsidiaries as of April 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









COOPERS & LYBRAND L.L.P.



Washington, D.C.
May 30, 1996

                              INTERSOLV, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (amounts in thousands, except per share data)


                                              Fiscal Years Ended April 30,
                                             1996        1995        1994

Revenues:
   License fees                            $89,147     $86,951     $64,219
   Service fees                             56,166      47,566      35,349

Total revenues                             145,313     134,517      99,568

Costs and expenses:
   Cost of products                         15,649      11,937       8,354
   Cost of services                         26,091      21,585      13,780
   Sales and marketing                      64,026      57,373      45,175
   Research and development                 14,626      13,646      10,069
   General and administrative               12,744      14,156       9,535
   Purchased research and development          680         ---      34,761
   Restructuring charges                    12,920         ---       6,541

Total costs and expenses                   146,736     118,697     128,215

Operating income (loss)                     (1,423)     15,820     (28,647)

Other income (expense), net                  1,040         263         (91)

Income (loss) before income taxes             (383)     16,083     (28,738)

Provision for income taxes                   3,328       5,109         307

Net income (loss)                          ($3,711)    $10,974    $(29,045)

Shares used in computing primary net
  income (loss) per share                   19,348      19,483      15,324

Primary net income (loss) per share         $(0.19)      $0.56      ($1.90)

Shares used in computing fully diluted
  net income (loss) per share               19,348      20,172      15,324

Fully diluted net income (loss) per share   ($0.19)      $0.55      ($1.90)



The accompanying notes are an integral part of the consolidated financial statements.


                              INTERSOLV INC.

                        CONSOLIDATED BALANCE SHEETS
                          (amounts in thousands)

                                  ASSETS

                                                       as of April 30,
                                                    1996            1995

Current assets:
     Cash and cash equivalents                       $28,215     $26,661
     Accounts receivable, net of allowance for
       doubtful accounts of $3,136  and $1,960        37,645      41,355
     Refundable income taxes                             ---         580
     Prepaid expenses and other current assets         7,937       5,557

Total current assets                                  73,797      74,153

Software, at cost                                     53,229      40,098
     Accumulated amortization                        (31,259)    (18,549)

Total software, net                                   21,970      21,549


Property and equipment:
     Furniture and equipment                          25,947      29,095
     Leasehold improvements                            4,809       2,972
     Accumulated depreciation and amortization       (22,921)    (24,618)

Total property and equipment, net                      7,835       7,449

Notes receivable and other assets                      7,315       1,657

Total assets                                        $110,917    $104,808













The accompanying notes are an integral part of the consolidated financial statements.

                              INTERSOLV, INC.

                        CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands, except share data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY




                                                          as of April 30,
                                                        1996             1995

Current liabilities:
     Short-term notes payable and current portion of
       long-term debt                                   $570          $ 1,176
     Accounts payable                                  9,853            9,197
     Accrued acquisition costs                         3,953            3,335
     Accrued compensation and employee benefits        9,514            8,386
     Other accrued expenses                            5,314            6,445
     Deferred revenue                                 18,799           15,546
     Income taxes payable                              1,587            2,553

Total current liabilities                             49,590           46,638

Long-term liabilities :
     Deferred taxes                                    5,106            2,371
     Minority interests                                  292              326
     Long-term debt, less current portion              2,419              436
Total long-term liabilities                            7,817            3,133

Total liabilities                                     57,407           49,771

Subordinated convertible notes                         3,676            4,000

Commitments and contingencies


Stockholders' equity:
    Common stock, $.01 par value; 50,000,000 shares
        authorized; 19,733,000 and 19,133,000 issued
        and outstanding                                  198              191
    Paid-in capital                                   92,967           91,673
    Treasury stock, at cost                              ---           (2,637)
    Accumulated deficit                              (41,318)         (37,607)
    Cumulative currency translation adjustment        (2,013)            (583)

Stockholders' equity                                  49,834           51,037

Total liabilities and stockholders' equity          $110,917         $104,808



 The accompanying notes are an integral part of the consolidated financial statements.

                              INTERSOLV, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (amounts in thousands)

                                                  Fiscal Years Ended April 30,
                                                   1996       1995      1994

Cash inflows (outflows)

Operating activities:
     Net income (loss)                           ($3,711)   $10,974  ($29,045)
     Non-cash items:
         Depreciation and amortization            14,923     11,993     8,906
         Deferred income taxes                     2,735      2,105    (1,449)
         Write-down of purchased research &
           development and software                2,386        ---    34,761
     Payment of restructuring/acquisition charges (8,278)    (4,409)      (40)
     Changes in assets and liabilities, net of effect of acquisition:
       Accounts receivable                           924    (12,013)   (4,521)
         Refundable income taxes                     580       (211)      299
         Prepaid expenses and other current asset (2,380)    (2,338)      626
         Accounts payable and accrued expenses     7,795      5,554     4,494
         Deferred revenue                          3,253      1,259     2,699
Net cash provided by operating activities         18,227     12,914    16,730

Investing activities:
     Additions to software                       (12,951)    (9,391)   (6,615)
     Acquisition of Q+E, net of cash acquired        ---        ---       207
     Additions to property and equipment          (5,721)    (3,696)   (2,115)
     Sale/leaseback of equipment                     776        ---     1,252
     Other                                           161       (372)      482
Net cash used in investing activities            (17,735)   (13,459)   (6,789)

Financing activities:
     Issuance of subordinated convertible notes      ---      4,000       ---
     Purchase of common stock for treasury          (264)    (5,001)      ---
     Purchase of common stock from  TechGnosis
       shareholders                               (4,800)       ---       ---
     Proceeds from sale of common stock            8,678      7,417     3,464
     Payment of Q+E installment liabilities       (1,107)    (2,214)      ---
     Net proceeds (repayment) of debt obligation  (1,062)       108      (155)

Net cash provided by financing activities          1,445      4,310     3,309

Effect of exchange rate changes on cash             (383)       347      (126)
Net increase in cash and cash equivalents          1,554      4,112    13,124
Cash and cash equivalents, beginning of year      26,661     22,549     9,425
Cash and cash equivalents, end of year           $28,215    $26,661   $22,549

Supplemental Data
Cash paid for interest                              $615       $460      $286
Cash paid for income taxes                          $802       $307      $391

The accompanying notes are an integral part of the consolidated financial statements.
                                 INTERSOLV, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                      Common Stock             Treasury Stock

                                                      Paid-In
                                      Shares  Amount  Capital  Shares Amount
Balance, April 30, 1993, as previously
  reported                            11,943    $120  $47,692       0    $0
Pooling of interests with TechGnosis
  International Inc. and PC Strategies
  and Solutions, Inc.                  3,117      31    7,599     317  (184)

Balance, April 30, 1993, as restated  15,060     151   55,291     317  (184)
Issuance of common to acquire Q+E
  Software, Inc.                       2,370      24   27,919     ---   ---
  Sale of common stock under stock
     option and stock purchase plans     440       4    2,980     ---   ---
Sale of common stock                     309       3      297     ---   ---
Issuance of common stock for services    103       1       66     ---   ---
Net purchase (sale) of treasury stock    ---     ---      ---    (292)  147
Translation adjustment                   ---     ---      ---     ---   ---
Net loss                                 ---     ---      ---     ---   ---
Balance, April 30, 1994               18,282     183   86,553      25   (37)

Acquisition of The Software
  Edge, Inc.                             472       5      107     ---   ---
Sale of common stock under stock option
  and stock purchase plans               379       3    5,013    (194)2,401
Repurchase of common shares              ---     ---      ---     735(5,001)
Translation adjustment                   ---     ---      ---     ---   ---
Net income                               ---     ---      ---     ---   ---
Balance, April 30, 1995               19,133     191   91,673     566(2,637)

Sale of common stock under stock
  option and stock purchase plans        879       8    4,608    (145)2,079
Net repurchases(reissuances) of
  common shares                          (25)    ---    1,160    (320)  563
Retire treasury shares                  (101)    ---      ---    (101)   (5)
Translation adjustment                   ---     ---      ---     ---   ---
Purchase  of common stock from
TechGnosis shareholders                 (239)     (2)  (4,798)    ---   ---
Conversion of subordinated convertible
  notes                                   86      1       324     ---   ---
Net loss                                 ---    ---       ---     ---   ---

Balance, April 30, 1996               19,733   $198   $92,967       0    $0

The accompanying notes are an integral part of the consolidated financial statements
                                 INTERSOLV, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                                      Cumulative
                                         Accumulated  Translation
                                          Deficit     Adjustment   Total

Balance, April 30, 1993, as previously
  reported                                $12,156)     ($1,016)   $34,640
Pooling of interests with TechGnosis
  International Inc. and PC Strategies
  and Solutions, Inc.                     (7,418)        (122)        (94)

Balance, April 30, 1993, as restated      (19,574)      (1,138)    34,546
Issuance of common to acquire Q+E
  Software, Inc.                              ---          ---     27,943
Sale of common stock under stock
  option and stock purchase plans             ---          ---      2,984
Sale of common stock                          ---          ---        300
Issuance of common stock for services         ---          ---         67
Net purchase (sale) of treasury stock         ---          ---        147
Translation adjustment                        ---         (161)      (161)
Net loss                                  (29,045)         ---    (29,045)
Balance, April 30, 1994                   (48,619)      (1,299)    36,781

Acquisition of The Software Edge, Inc.         38         ---         150
Sale of common stock under stock option
  and stock purchase plans                    ---         ---       7,417
Repurchase of common shares                   ---         ---      (5,001)
Translation adjustment                        ---         716         716
Net income                                 10,974         ---      10,974
Balance, April 30, 1995                   (37,607)       (583)     51,037

Sale of common stock under stock option
  and stock purchase plans                    ---         ---       6,695
Net repurchases(reissuances) of common
  shares                                      ---         ---       1,723
Retire treasury shares                        ---         ---          (5)
Translation adjustment                        ---      (1,430)     (1,430)
Purchase  of common stock from TechGnosis
  shareholders                                ---         ---      (4,800)
Conversion of subordinated convertible notes  ---         ---         325
Net loss                                   (3,711)        ---      (3,711)

Balance, April 30, 1996                  $(41,318)    $(2,013)    $49,834

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

Consolidation

      The consolidated financial statements include the accounts of INTERSOLV and its wholly-owned subsidiaries and its majority-owned joint ventures. Intercompany accounts, transactions and profits have been eliminated in the consolidated financial
statements.    The  Company  holds  a  51%  and   70%   interest,
respectively,  in  two  joint ventures  in  Japan.   The  Company
includes the financial results of both joint ventures in its consolidated financial statements. The Company sold software products for resale to the ultimate customer to its Japanese joint venture minority shareholders in fiscal 1996, 1995 and 1994 totaling $2.2 million, $2.6 million and $2.7 million, respectively. In addition the Company reimbursed one minority shareholder $1.2 million and $1.5 million in 1995 and 1994, respectively, for management fees which covered employees, office space and other miscellaneous items.

Use of Estimates in Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.


Revenue Recognition

      The Company's revenues consist primarily of license and service fees, which include fee-paid consulting and training services and maintenance services. Software license fees are generally recognized upon initial shipment of the product and acceptance by the customer. Training and consulting fees are recognized upon delivery of the services. Revenues and costs related to maintenance services provided in the initial 30-day warranty period, which are insignificant, are bundled with the initial license and recognized concurrently with the license fee. Maintenance fees for support beyond the warranty period are recorded as deferred revenue and recognized ratably over the period of the maintenance contract, typically twelve months.

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

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No.  107  ("FAS
107) requires disclosure of the fair value of certain financial instruments where it is practicable to estimate that value. The carrying amount of cash and cash equivalents approximated fair value as of April 30, 1996 and 1995 because of the relatively short maturity of these instruments. The carrying amount of notes receivable, short-term debt and long-term debt approximates fair value as the Company believes these instruments carry terms which are comparable to similar instruments.

Income Taxes

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

Net Income(Loss) Per Share

      Earnings (loss) per share was computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period when dilutive and the dilutive impact of the convertible subordinated notes. Common stock equivalents consist of common stock issuable on the exercise of outstanding stock options, less the shares that could have been purchased with the proceeds from the exercise of the options (the "Treasury Stock Method").

Statement of Cash Flows

      The consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity and does not reflect noncash investing and financing activity. Noncash activity for each of the three one-year periods ended April 30, 1996, 1995 and 1994 was not significant except for the acquisition of The Software Edge, Inc. in September 1994 and Q+E Software, Inc. in April 1994 as more fully discussed in Note 2.

Accounting for Stock-based Compensation and Impairment  of  Long-
Lived Assets

      During 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") and Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("FAS 123"). Both of these standards are effective in 1996. FAS 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company will have to estimate the future undiscounted cash flows expected from using the asset in question and its eventual disposition. When this amount is less than the carrying amount, an impairment loss must be recorded using discounted cash flows. Assets to be disposed of, with certain exceptions, would be reported at the lower of cost or fair value less the cost to sell the asset. There was no adjustment in the accompanying financial statements due to the implementation of FAS 121.
      Under FAS 123, companies can either elect to recognize compensation expense based upon the estimated fair value of employee stock options and other equity instruments issued to employees at the date the instruments are granted or they can elect to continue to follow the guidance under APB Opinion 25 - Accounting for Stock Issued to Employees ("APB 25"), and disclose in the footnotes the pro forma net income and earnings per share as if FAS 123 had been applied. The Company will continue to follow the guidance of APB 25.

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

Research and Development

      Research and development expense, before the capitalization of certain internal software development costs, amounted to $25.9 million, $22.7 million and $16.6 million for the fiscal years ended April 30, 1996, 1995 and 1994, respectively.

Capitalized Software

      Certain internal software development costs are capitalized subsequent to the establishment of technological feasibility for the product as evidenced by a working model. Capitalized internal software development costs amounted to $11.3 million, $9.1 million and $6.5 million for the fiscal years ended April 30, 1996, 1995 and 1994, respectively. Capitalization ceases when the product is available for general release to customers, at which time amortization of the capitalized costs begins. The Company also purchases selected technologies from time to time to supplement or expand its product lines. Capitalized software is amortized on a straight-line basis over the estimated life of the products, generally three years. Purchased software is amortized over useful lives of three to five years on a straight-line basis. Amortization of capitalized and purchased software costs was $10.6 million, $8.2 million and $5.2 million during fiscal 1996, 1995, and 1994, respectively, and is included in cost of sales.

      The Company continually compares the unamortized costs of capitalized software development costs and purchased software costs to the expected future revenues for those products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off. The Company amortizes capitalized software development costs for new products over estimated useful lives of 3 years.

(2) ACQUISITIONS

TechGnosis International, Inc.

In October 1995, INTERSOLV acquired all of the outstanding common and preferred stock of TechGnosis International, Inc. ("TechGnosis") for 2.5 million shares of INTERSOLV common stock and $4.8 million in cash. In addition, INTERSOLV also assumed TechGnosis' obligations under its $3.9 million of 8.4% Subordinated Convertible Notes ("Notes") due in 1999. The notes are convertible into 1,020,756 shares of INTERSOLV common stock. Total value of the transaction was approximately $80 million. TechGnosis, which is headquartered in Belgium, provides cross-platform data access technology for client/server environments. The transaction was accounted for using the "pooling-of-interests" method; accordingly INTERSOLV's historical financial statements have been restated to include the financial position and results of operations of TechGnosis.

PC Strategies & Solutions, Inc.

      In May 1995, INTERSOLV acquired all of the outstanding common stock of PC Strategies & Solutions, Inc. ("PCS") for 675,000 shares of INTERSOLV common stock (valued at $9.3 million). The transaction was accounted for using the "pooling-of-interest" method; accordingly the historical financial statements of INTERSOLV have been restated to include the financial position and results of operations of PCS. PCS provides consulting and training services focusing on the implementation of object-oriented client/server technology.

      Separate results of operations for the periods prior to the acquisitions of TechGnosis and PCS are as follows (in thousands):

                           (Unaudited)
                          Quarter Ended  Fiscal year ended  Fiscal year ended
                          July 31, 1995   April 30, 1995      April 30, 1994

Revenues
     INTERSOLV              $28,858           $114,817            $85,393
     TechGnoisis/PCS          3,806             19,700             14,175
Combined revenues           $32,664           $134,517            $99,568

Net Income (loss)
     INTERSOLV                 $473            $13,461           ($29,370)
     TechGnosis/PCS          (2,042)            (2,487)               325
Combined net income (loss)  ($1,569)           $10,974           ($29,045)

C++/Views Product Line

      In May 1995, INTERSOLV acquired the rights to the C++/Views product line owned by Liant Inc. for $1.2 million. INTERSOLV did not acquire any of the common stock of Liant Inc. As discussed in Note 3, $0.7 million was allocated to in-process software development efforts which had not reached technological feasibility. This amount was charged to operations in fiscal 1996.

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

      The transaction value was allocated among the identifiable tangible assets and liabilities based on their respective fair market values. In addition, the transaction value was also allocated to certain intangible assets, such as existing software products which had reached technological feasibility, and in-process software development efforts which had not reached technological feasibility ("purchased research and development"). This resulted in $34.8 million of the transaction value being allocated to purchased research and development. This amount was charged to operations in fiscal 1994.

(3) RESTRUCTURING CHARGES

TechGnosis Acquisition Charges

      In October 1995, the Company incurred $11.6 million of non-recurring charges related to the acquisition of TechGnosis. This includes $3.3 million to restructure distributor agreements, $2.5 million for consolidation of offices and equipment, $2.2 million for severance and related costs, $2 million to write-off overlapping technologies and $1.6 million of direct transaction and other transition expenses. As of April 30, 1996, charges remaining to be disbursed relate to office consolidations and restructuring of distributor agreements.

PCS and C++/Views Acquisition Charges

      In  May  1995,  the  Company incurred $2  million  of  non-
recurring  charges  related to the acquisition  of  PCS  and  the
C++/Views Product line. Acquisition charges included a $0.7 million charge for purchased research and development related to the C++/Views transaction. The remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations, which were all disbursed by April 30, 1996.

Q+E Acquisition Charges

      Fiscal 1994 results were charged with $5.9 million of restructuring expenses resulting from the Q+E acquisition. The non-recurring charge includes, among other items, $1.1 million for INTERSOLV severance and other costs to reduce the workforce, $1.1 million for costs to close excess facilities, $1.3 million related to write-off of older computer technology and $1.4 million for re-negotiation costs related to overlapping dealer/distributor contracts. There is approximately $0.3 million related to office facilities to be disbursed.

      Direct  transaction expenses and the  cost  to  settle  Q+E
severance   and  contract  obligations  were  included   in   the
acquisition costs and allocated to the fair market value of acquired assets, as described in Note 2.

 (4) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company operates in one industry segment, the development and marketing of computer software programs and related services. The Company markets its products worldwide and operations can be grouped into three main geographic areas. Pertinent financial data by major geographic area is summarized below.

                               NORTH     EUROPE       ASIA/
                              AMERICA    & OTHER     PACIFIC   CONSOLIDATED

Fiscal 1996:
Revenues:
     Customers                 $96,883     $32,420     $16,010     $145,313
     Intercompany                5,311      (4,711)       (600)         ---
        TOTAL                 $102,194     $27,709     $15,410     $145,313
Income (loss) from operations  ($1,798)    ($4,215)     $4,590      ($1,423)
Identifiable assets            $83,361     $19,096      $8,460     $110,917


Fiscal 1995:
Revenues:
      Customers                $89,567     $30,413     $14,537     $134,517
      Intercompany               3,276      (3,041)       (235)         ---
        TOTAL                  $92,843     $27,372     $14,302     $134,517
Income (loss) from operations  $14,209     ($2,611)     $4,222      $15,820
Identifiable assets            $79,990     $21,406      $3,412     $104,808


Fiscal 1994:
Revenues:
     Customers                 $65,599     $23,793     $10,176      $99,568
     Intercompany                3,472      (3,248)       (224)         ---
        TOTAL                  $69,071     $20,545      $9,952      $99,568
Loss from operations          ($27,828)    ($1,004        $185     ($28,647)
Identifiable assets            $64,532     $16,921      $2,859      $84,313


     Intercompany revenues between geographic areas are accounted for as transfer fees representative of transactions with unaffiliated third parties. These fees are intended to cover primarily software development expense and cost of goods. Identifiable assets are those assets that are identifiable with operations in each geographic area. General corporate assets in North America include cash and cash equivalents and capitalized software costs. No customer accounted for 10% or more of total revenue during the fiscal years ended April 30, 1996, 1995 and 1994. Included in Europe and Other revenues is $7.3 million, $10.4 million and $10.3 million of export revenues to countries where the Company has no foreign owned operations. Approximately 95% of the North American revenues is to customers based in the United States and the remainder is to customers in Canada and Mexico.

(5) DEBT

Lines of Credit and Short-Term Notes Payable

      The Company has an unsecured credit arrangement with two banks (the "Credit Agreement"). The Credit Agreement provides for borrowings not to exceed $12 million. The Credit Agreement was renewed in July 1994 and is due to expire in September 1996. Interest on borrowings would be at the LIBOR rate plus 1.5% or prime, at the Company's option. The commitment fee is 3/8% per annum on the unused portion of the credit line. The Credit Agreement has various covenants which limit the Company's ability to dispose of assets, purchase its own stock, pay dividends and purchase other significant businesses or technologies. The Company is also required to maintain certain financial ratios. As of and during the years ended April 30, 1996 and 1995, there were no borrowings outstanding.

     TechGnosis had $1,083,000 of short-term debt outstanding under foreign lines of credit and other borrowing arrangements during fiscal 1996. Interest on the short-term debt ranged from 3.5% to 10% with varying maturity dates through December 1995. Foreign lines of credit and other borrowing arrangements were generally restricted for working capital purposes. The borrowings are primarily collateralized by certain assets of the Company's foreign operations. All amounts were repaid by April 30, 1996.

Long-term Debt

  Long-term debt consists of the following at April 30:

                                                                1996     1995
                                                                (In Thousands)
Mortgage note payable to bank with interest at 7.75% at April 30,
1995; payable in monthly principal and interest installments
through July 2002                                                ---     $214

Note payable to bank with interest at 8.25% at April 30, 1995;
payable in quarterly principal and interest installments through
December 1997                                                    ---       75

Notes payable to two companies with interest at $5.47%; payable in monthly principal and interest installments through February
1999                                                             611      ---

Non-interest bearing accrued liabilities payable to four
individuals, payable in monthly installments                   2,642      ---

     Total debt                                                3,253      289
Less current portion                                          (1,158)     (35)
     Long-term debt excluding current portion                 $2,095     $254

The maturities of long-term debt are as follows (in thousands):
               1997     $1,158
               1998     1,170
               1999       925
                       $3,253

(6) COMMITMENTS AND CONTINGENCIES

Operating and Capital Lease Obligations

       The Company leases office space and equipment under noncancelable operating leases expiring through 2017. In addition, the Company leases office equipment on a month-to-month basis, which can be terminated at any time at the Company's option. None of the agreements contain unusual renewal or purchase options. Total rent expense in fiscal 1996, 1995 and 1994 was $7 million, $4.4 million and $4.7 million, respectively.

      Future minimum lease payments under the noncancelable operating lease agreements as of April 30, 1996, are as follows:

                     Years Ending April 30,
                          (in millions)

  1997     1998     1999     2000     2001     Thereafter  Total
  $8.7     $6.8     $5.6     $3.9     $3.2     $18.8       $47.0

      The  Company  also leases computer equipment under  capital
leases.   The  present  value  of future  minimum  capital  lease
payments as of April 30, 1996 is as follows:

                          1997         438
                          1998         238
                          1999          68
                          2000          39
                          2001           7

Total minimum payments                 790
Less amount representing interest     (101)
Present value of net minimum capital
  lease payments                       689
Less current installments of capital
  lease obligations                   (365)
Long-term portion of capital lease
  obligations                         $324

The long-term portion of capital lease obligations is included in long-term debt in the consolidated balance sheet.

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

Sales and Income Taxes

      The Company sells its products in various states through different distribution channels, including telesales and direct sales. On certain sales, the Company must collect and remit sales tax to the respective states. These sales taxes are subject to adjustment upon audit by the respective states. Liabilities may result from this process; however, management believes the reserves provided for these liabilities are sufficient.

      The Company's income tax returns are subject to audit by Federal, state and foreign tax authorities. Adjustments to increase or decrease taxable income or losses may result from the audits. Management believes the impact of these adjustments, if any, would not have a material impact on the Company's financial statements taken as a whole.

(7) SUBORDINATED CONVERTIBLE NOTES

     As a result of the acquisition of TechGnosis in October 1995, the Company has an obligation for $3,865,000 of 8.4% subordinated convertible notes which are due in September 1999. Interest is payable quarterly. The notes can be converted into INTERSOLV common stock at the option of the holder at any time prior to maturity. The conversion price per share is $3.7864, which would be adjusted for certain dilutive events. The Company may prepay the notes at any time prior to maturity. Upon prepayment, the note holder will receive a warrant to purchase the number of shares of INTERSOLV common stock determined by dividing the prepayment amount by the conversion price. The warrants shall be exercisable until 1999.

(8) CAPITAL STOCK

Stock Option Plans

      The 1992 Stock Option Plan (the "1992 Plan") provides for the granting of incentive and nonqualified stock options to purchase up to 2,000,000 shares of common stock. The option price must be equal to or greater than fair market value at the date of grant. Options are granted for terms of up to ten years and most are exercisable in cumulative annual increments of 25% each year, commencing one year after the date of grant. This plan expires in 2002. The 1992 Plan replaced the 1982 Stock Option Plan (the "1982 Plan"), which has expired. There are still outstanding options under the 1982 Plan. In addition, the Company has 16,038 shares and 214,270 shares outstanding under option plans that were assumed from Q+E and TechGnosis, respectively, as a result of the acquisition of those companies. The average price of the outstanding options is $9.86 and $0.92 under the Q+E and TechGnosis plans, respectively. No further options will be granted under those plans.

Information regarding the Company's stock option plans are summarized below:

                                             1982           1992
                                             Plan           Plan

April 30, 1993 options outstanding         1,529,869       177,000
     Granted                                     ---       610,171
     Exercised                              (338,575)          ---
     Canceled                                (96,273)      (46,250)
April 30, 1994 options outstanding         1,095,021       740,921
     Granted                                     ---       537,314
     Exercised                              (312,085)      (90,826)
     Canceled                                (41,775)      (65,344)
April 30, 1995 options outstanding           741,161     1,122,065
     Granted                                     ---     1,274,998
     Exercised                              (402,653)     (196,591)
     Canceled                                 (4,075)     (379,762)
April 30, 1996 options outstanding           334,433     1,820,710

Exercisable as of April 30, 1994             657,681        36,500
Exercisable as of April 30, 1995             547,347       152,207
Exercisable as of April 30, 1996             316,433       293,871

Available for future grant                        -0-      891,873

Average price of options exercised
     Fiscal 1994                               $6.91           ---
     Fiscal 1995                               $8.45         $7.81
     Fiscal 1996                               $8.95         $7.87

Average price per share for outstanding options
     As of April 30, 1994                      $9.32         $7.67
     As of April 30, 1995                      $9.53         $9.19
     As of April 30, 1996                     $10.21        $10.78

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan, which is authorized to grant rights to purchase an aggregate maximum of 340,000 shares of common stock. Employees of the Company with three months of continuous service are eligible to participate.

       Rights are granted twice yearly and are exercisable effective the succeeding June 30 or December 31. Eligible employees may purchase shares of common stock through payroll deductions at a purchase price which is 85% of fair market value at the beginning or the end of each six-month offering period, whichever is lower. During fiscal 1996, 1995 and 1994, respectively, 102,958, 96,454 and 92,175 shares of common stock were purchased under this plan.

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

Warrants

      The Company has issued warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $10.375. As of April 30, 1996, 46,668 shares were exercisable, with the balance becoming exercisable in increments of 31,112 shares on an annual basis through February 1999. The warrants expire in 2006.

(9) EMPLOYEE BENEFIT PLAN

401(k) Plan

      The Company has a savings and investment plan (the "Plan") which covers employees of the Company and that qualifies under section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old and have worked a minimum of three months at the Company are eligible to participate.
Contributions  up  to  10%  of eligible employees'  salaries,  as defined, may be made by employees and the Company can make matching contributions. The Company contributed $303,000 and $178,000 in fiscal 1996 and 1995, respectively.

(10) INCOME TAXES

      The U.S. and foreign components of income (loss) before provision for income taxes were as follows (in thousands):

                                          Years Ended April 30,
                                      1996        1995        1994

United States                        $2,951     $15,466     ($33,054)
Foreign                              (3,334)        617        4,316
                                     ($ 383)    $16,083     ($28,738)

The provision  for income taxes consist of the following:

                                           Years Ended April 30,
                                      1996        1995        1994
Current provision:
     U.S. federal                  $     ---     $2,456     $1,345
     Foreign                             ---        184        123
     State                               593        289        247
                                         593      2,929      1,715
Deferred provision (benefit)
     U.S. federal                      2,735      2,180     (1,408)
     Foreign                             ---        ---        ---
     State                               ---        ---        ---
                                       2,735      2,180     (1,408)
                                      $3,328     $5,109     $  307

        The provision for income taxes result in effective tax rates which differ from the U.S. Federal statutory income tax rate as follows:

                                                 1996      1995      1994

   Statutory U.S. Federal income tax rate       (35.0%)    35.0%     (34.0%)
   State income taxes, net of federal benefit    77.7       1.2        0.1
   Foreign taxes impact                        (143.2)      (.4)       ---
   Net operating loss benefit deferred          909.1       ---       15.8
   Nondeductible research and development costs   ---       ---       18.9
   Alternative minimum tax                        ---       1.6        ---
   Nondeductible permanent expenses              60.3       ---        ---
   Other                                          ---      (5.6)       0.3
                                                868.9%     31.8%       1.1%

     The tax effects of the components of the deferred tax assets and liabilities are as follows:

                                               April 30            April 30,
                                                 1996                1995
                                                         (in $000)

     Net operating loss carryforwards           $6,973              $4,010
     Research and experimental tax credits         997               1,800
     Property and equipment                        131                 347
     Allowance for doubtful accounts             1,178                 343
     Other accruals                              2,088                 930
     Valuation allowance                        (8,691)             (2,264)

           Total deferred tax assets             2,676               5,166

Deferred tax liabilities:
     Capitalized software, net                  (7,782)             (7,537)

          Total deferred tax liabilities        (7,782)             (7,537)

          Net deferred tax liabilities         ($5,106)            ($2,371)

          Net operating loss carryforwards for U.S. and foreign tax purposes are $17.13 million and $8.8 million, respectively, which
expire  through  2010.   Research  and  experimental  tax  credit
carryforwards totaling $0.6 million are also available and expire through 2001.

(11) INVESTMENT AND OTHER INCOME

      Investment and other income includes interest income of $1,083,000, $917,000 and $386,000 in fiscal 1996, 1995 and 1994, respectively, and interest expense of $615,000, $460,000 and $286,000 in fiscal 1996, 1995 and 1994, respectively.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters                                First     Second     Third     Fourth
                                      (amounts in 000's, except per share data)
1996
Revenues                                $32,664   $33,714   $38,894    $40,041
Costs and Expenses                       34,244    44,089    32,532     35,871
Net Income (loss)                        (1,569)   (9,906)    4,651      3,113
Primary  net  income  (loss) per  share  ($0.08)   ($0.52)    $0.23      $0.15
Fully diluted net income (loss) per share($0.08)   ($0.52)    $0.22      $0.15
Stock Price:
     High                                $26.25    $25.37    $17.25     $16.37
     Low                                 $14.00    $14.50     $9.25      $9.62

1995
Revenues                                $27,054    $31,914  $35,266     $40,283
Costs and expenses                       25,378     28,271   30,390      34,658
Net income                                1,227      2,584    3,295       3,868
Primary  net  income per share            $0.07      $0.13    $0.17       $0.20
Fully  diluted net income per share       $0.07      $0.13    $0.16       $0.19
Stock Price:
     High                                $12.50     $18.00   $18.25      $16.50
     Low                                  $8.62     $11.12   $13.25      $13.37

      The first and second quarter of fiscal 1996 include non-recurring charges of $2 million and $11.6 million, respectively, related to the acquisitions of PC Strategies & Solutions, Inc. and TechGnosis International, Inc., as discussed in Notes 2 and 3.

ITEM 9.      CHANGES  IN  AND DISAGREEMENTS WITH  ACCOUNTANTS  ON
     ACCOUNTING
          AND FINANCIAL DISCLOSURE

     None.
                            PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except as set forth below in this Item 10, the information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1996.

EXECUTIVE OFFICERS

      The  following table indicates the names, ages and positions
of   the   Company's  executive  officers.   There  is  no  family
relationship between any of the officers or directors.

     Name               Age              Position

     Kevin J. Burns      47       Chairman of the Board
                                    and Chief Executive Officer

     Gary G. Greenfield  41       President and Chief Operating Officer

     Kenneth A. Sexton   42       Senior Vice President, Finance &
                                    Administration and Chief Financial
                                    Officer

      Panos  Anastassiadis  46    Senior  Vice  President, Worldwide
                                    Distribution

      Mr. Burns was elected Chief Executive Officer of the Company in 1986 and Chairman of the Board in 1990. From 1986 to 1995, Mr. Burns also served as President of the Company. From 1984 to 1986, he was Executive Vice President and Chief Operating Officer, and from 1982 to 1984, Executive Vice President of the Company. He has also been a Director of the Company since 1986.

      Mr. Greenfield was elected President and Chief Operating Officer in 1995. From 1992 to 1995, he was Executive Vice President, Chief Operating Officer. From 1989 to 1992, he was Executive Vice President, Product Operations. From April 1991 to October 1991 he was also the Chief Financial Officer of the Company. He served as Senior Vice President, Product Services and Operations from 1988 to 1989. He served as Vice President, Marketing from 1987 to 1988.

       Mr. Sexton was elected Vice President, Finance & Administration and Chief Financial Officer of the Company in 1991. From 1984 to 1991, he was Controller and Chief Accounting Officer of Life Technologies, Inc., a biotechnology company.

      Mr. Anastassiadis was appointed Senior Vice President, Worldwide Distribution in 1996. From 1993 to 1996, he was Senior Vice President, International Operations. From 1991 to 1993, he was country manager of the Company's Southern European operations and prior to that he held senior sales positions with Legent Corporation.

ITEM 11.     EXECUTIVE COMPENSATION

       The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1996.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

       The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1996.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1996.

                             PART IV



ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

     (a)     Documents Filed as a Part of this Form 10-K:

          1. Financial Statements. The following consolidated financial statements of INTERSOLV, Inc. and Subsidiaries and Report of Independent Accountants relating thereto are filed as Item 8 of this report.

          Description

          Report of Independent Accountants

          Consolidated  Balance Sheets as of April 30,  1996  and
          1995

          Consolidated Statements of Operations for the fiscal years ended April 30, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1996, 1995 and 1994

          Consolidated  Statements  of Changes  in  Stockholders'
          Equity for the fiscal years ended April 30, 1996,  1995
          and 1994

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

                    10.6 The Company's 1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement of Form S-8 (Registration No. 33-56166)).

                    10.7 Amendment to the Company's 1992 Employee Stock Purchase Plan, dated June 16, 1993 (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1993).

                      10.8      Amendment to the  Company's  1992
                    Employee Stock Purchase Plan, dated July 1, 1996 (incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 (Registration No. 333-07351)).

          Material Contracts in Ordinary of Business

                      10.9     Financing Agreement dated July 27,
                    1992 between the Company as the borrower and Maryland National Bank and First National Bank of Boston as lenders (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992).

                        10.10       Amendment  to  the  Financing
                    Agreement dated July 19, 1993, between the Company as borrower and Maryland National Bank and First National Bank of Boston as lenders (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1993).

                       10.11       Amendment  to  the   Financing
                    Agreement dated August 11, 1994, between the Company as borrower and Nations Bank (successor to Maryland National Bank) and First National Bank of Boston as lenders (incorporated herein by reference to Exhibit
                    10.10 to the Company's Annual Report on From 10-K for the fiscal year ended April 30,
                    1994).

          Other Contracts

                              10.12     Agreement of Merger among
                    INTERSOLV, Inc., Q+E Software, Inc., Solsub, Inc. and the primary shareholders of Q+E Software Inc. dated April 20, 1994 (incorporated herein by reference to the Company's current Report on Form 8-K as filed on May 5, 1995).

                                10.13       Registration   Rights
                    agreement between INTERSOLV, Inc. and R. Tyler Bennett, Phyllis Bennett, John DeLonga, Richard Holcomb, Robert Humphrey, John Rappl, Timothy Sampair, George Woltman and David Whitehead dated April 20, 1994 (incorporated herein by reference to the Company's current report on Form 8-K filed on May 5, 1994).

                              10.14      Form  of Indemnification
                    Agreement   between  the  Company   and   its
                    directors, officers and certain employees (incorporated herein by reference to Exhibit
                    10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30,
                    1994).

                       10.15     Stock Exchange Agreement by  and
                    among INTERSOLV, Inc., PC Strategies & Solutions, Inc. and Michael Goldman dated May 1, 1995 (incorporated herein by reference to the Company's Current report on Form 8-K as filed on May 11, 1995).

                       10.16      Registration  Rights  Agreement
                    between INTERSOLV, Inc. and Michael Goldman dated May 1, 1995 (incorporated herein by reference to the Company's current report on Form 8-K as filed on May 11, 1995).

                         10.17      Agreement  of  Merger   dated
                    October 22, 1995 by and among INTERSOLV, TechGnosis International, Inc., INTERSOLV Perkins Corporation and certain stockholders of TechGnosis International, Inc. (incorporated herein by reference to Exhibit 2 of the Company's Current Report on Form 8-K as filed on November 7, 1995).

                         10.18      Registration Rights Agreement
                    between INTERSOLV, Inc. and certain stockholders of TechGnosis International, Inc. (incorporated herein by reference to Exhibit 3 of the Company's Current Report on Form 8-K as filed on November 7, 1995).
 Other Exhibits

                     11.1     Computation of Earnings per Share

                     21.1     Subsidiaries of the Company.

                     23.1     Consent of Coopers & Lybrand L.L.P.

                       27       Financial  Data  Schedule  (EDGAR
                    version only)

     (b)              Reports on Form 8-K:

                       None

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

Date:     August 7, 1996          INTERSOLV, INC.


               By /s/ Kenneth A. Sexton
                    Kenneth A. Sexton
                    Senior Vice President, Finance
                       & Administration and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on August 7, 1996.

Signature                    Title


/s/ Kevin J. Burns                 Chairman of the Board
Kevin J. Burns                      and Chief Executive Officer
                                    (Principal Executive Officer)

/s/ Kenneth A. Sexton              Senior Vice President, Finance &
Kenneth A. Sexton                    Administration and Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

/s/ Norman A. Bolz                 Director
Norman A. Bolz

/s/ Richard A. Carpenter           Director
Richard A. Carpenter

/s/ Robert N. Goldman              Director
Robert N. Goldman

/s/ Gary G. Greenfield             Director
Gary G. Greenfield

/s/ Russell E. Planitzer           Director
Russell E. Planitzer

/s/ Charles O. Rossotti            Director
Charles O. Rossotti

/s/ Frank A. Sola                  Director
Frank A. Sola

                        INTERSOLV, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                     BALANCE AT  CHARGED TO  CHARGED TO           BALANCE AT
                      BEGINNING   COSTS AND    OTHER    DEDUCTIONS  END OF
DESCRIPTION           OF PERIOD   EXPENSES    ACCOUNTS  WRITE-OFFS  PERIOD
1996

Allowance for
doubtful accounts ($1,960,000) ($2,515,000)    $---    $1,339,000 ($3,136,000)

1995

Allowance for
doubtful accounts $(1,058,000)  $2,102,000)    $---    $1,200,000 ($1,960,000)

1994

Allowance for
doubtful accounts   ($929,000)   ($830,000) ($415,000) $1,116,000 ($1,058,000)


Note: Amounts for fiscal 1995 and 1994 have been restated to include the financial results of TechGnosis International, Inc. and PC Strategies and Solutions, Inc., which were acquired in fiscal 1996 in transactions accounted for using the "pooling-of-interests" method.


                               Exhibit 11.1


                     INTERSOLV, INC. AND SUBSIDIARIES

                COMPUTATION OF NET INCOME (LOSS) PER SHARE
                              (in thousands)


                                        For the years ended April 30
                                        1996        1995        1994

PRIMARY
Net income (loss)                     ($3,711)     $10,974     ($29,045)

Weighted average number of
     shares outstanding                19,348       18,577       15,324

Additional shares under stock
     option plans assumed outstanding
     less shares assumed repurchased
     under the treasury stock method     ---           906          ---

Primary shares                         19,348       19,483       15,324

Primary net income (loss) per share    ($0.19)     $  0.56       ($1.90)

FULLY DILUTED
Net income (loss)                     ($3,711)     $10,974     ($29,045)

Elimination of interest expense, net of tax,
  related to subordinated convertible notes                            ---
112             ---
Adjusted net income (loss)             (3,711)      11,086     ($29,045)

Weighted average number of
     shares outstanding                19,348       18,577       15,324

Additional shares under
     stock option plans assumed
     outstanding less shares assumed
     repurchased under the treasury
     stock method                        ---           939          ---

Additional shares related to subordinated
  convertible notes                      ---           656            0
Fully diluted shares                   19,348       20,172       15,324

Fully diluted net income (loss)
  per share                            ($0.19)       $0.55       ($1.90)


                               Exhibit 21.1



                     INTERSOLV, INC. AND SUBSIDIARIES


                               SUBSIDIARIES



Name of Direct                           Name of Indirect    Jurisdiction of
  Subsidiary                                Subsidiary       Incorporation

INTERSOLV Technology Holding Corporation        ---             Delaware
Index Technology Securities Corporation         ---           Massachusetts
Sage-California, Inc.                           ---            California
INTERSOLV-Canada, Inc.                          ---          Ontario, Canada
Software Edge, Inc.                             ---             Colorado
INTERSOLV International Holdings Corporation    ---             Delaware
                                           INTERSOLV PLC     United Kingdom
                                           INTERSOLV Pty Ltd.   Australia
                                           Salgin Pty Ltd.      Australia
                                           INTERSOLV Gmbh        Germany
                                           INTERSOLV France SA    France
                                           INTERSOLV Foreign
                                             Sales Corporation   Barbados
                                           INTERSOLV RTP, Inc. North Carolina
                                           Q+E Software Ltd.     United Kingdom
                                           Q+E Software
                                             Deutscheland         Germany
                                           Q+E Software Benelux Netherlands
                                          TechGnosis International,
                                            Inc.                  Delaware
                                          TechGnosis, Inc.        Delaware
                                          TechGnosis International
                                            NV                    Belgium
                                          TechGnosis Gmbh         Germany
                                          TechGnosis France SA     France
                                          Gnosis NV                Belgium
                                          TechGnosis Middleware
                                            Ltd.                 United Kingdom
                                          Gnosis Pacific Inc.     Japan
INTERSOLV-Tohmatsu Co. Ltd.               ---                     Japan







                    CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Intersolv, Inc. on Form S-8, Registration Nos. 333-07351, 33-64643, 33-86590, 56-166, 56-220, 12-795 and 12-797 and on Form S-3, Registration Nos.
333-01143,  33-61451  and 33-83796, of our report dated May  30,  1996,  on  our audits of the consolidated financial statements and the financial statement schedule of INTERSOLV, Inc. as of April 30, 1996 and 1995, and for the years ended April 30, 1996, 1995 and 1994, which report is included in this Annual Report on Form 10-K.






                         Coopers & Lybrand L.L.P.


Washington, D.C.
August 7, 1996