Form 10-Q
period 1996-07-31
INTERSOLV INC
filed 1996-09-16
CIK 805330

32


_________________________________________________________

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549



                        FORM 10-Q


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 1996
                           OR

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

As of August 31, 1996, there were 19,772,856 shares
outstanding of the Registrant's Common Stock, par value
$.01 per share.
_________________________________________________________

                     INTERSOLV, INC.

                          INDEX

                                                Page
                                                Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                    3

     Condensed Consolidated Statements of
     Operations for the three months ended
     July 31, 1996 and 1995                       4

     Condensed Consolidated Balance Sheets as of
     July 31, 1996 and April 30, 1996             5

     Condensed Consolidated Statements of Cash
     Flows for the three Months ended
     July 31, 1996 and 1995                       6

     Notes to Condensed Consolidated Financial
     Statements                                   7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                         9


PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders  12

Item 5.  Other                                   12

Item 6.  Exhibits and Reports on Form 8-K        12

Signatures                                       13





PART I.      FINANCIAL INFORMATION


Item 1. Financial Statements.

The  financial statements set forth below for the three
month  periods  ended  July  31,  1996  and  1995   are
unaudited, and have been prepared pursuant to the rules
and   regulations  of  the  Securities   and   Exchange
Commission.   Certain information and note  disclosures
normally   included  in  annual  financial   statements
prepared   in   accordance  with   generally   accepted
accounting  principles have been condensed  or  omitted
pursuant  to  those  rules and regulations.  INTERSOLV,
Inc. believes that the disclosures made are adequate to
make  the  information presented not  misleading.   The
results for the three month period ended July 31,  1996
are not necessarily indicative of the results for the fiscal year.

In   the   opinion  of  management,  the   accompanying
condensed consolidated financial statements reflect all
necessary   adjustments  (consisting  only  of   normal
recurring  adjustments) that are necessary for  a  fair
presentation of results for the periods presented.   It
is suggested that these financial statements be read in
conjunction   with  the  latest  audited   consolidated
financial statements and the notes thereto (included in the Annual Report on Form 10-K for the fiscal year ended April 30, 1996).


                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three months ended July 31,

      (amounts in thousands, except per share data)

                       (unaudited)
                                        1996     1995

Revenues:
   License fees                     $18,640     $19,090
   Service fees                      14,107      13,574

Total revenues                       32,747      32,664

Costs and expenses:
  Cost of products                    4,256       3,870
  Cost of services                    7,131       5,919
  Sales and marketing                15,603      15,210
  Research and development            3,124       3,906
  General and administrative          2,716       3,339
  Acquisition charges                  ---        2,000

Total costs and expenses             32,830      34,244

Operating loss                          (83)     (1,580)

Other income, net                       136         205

Income (loss) before income taxes        53      (1,375)

Provision for income taxes               17         194

Net income (loss)                   $    36    ($ 1,569)

  Shares used in computing primary
  net income per share               20,122      18,836

Primary net income per share          $0.00      ($0.08)

  Shares used in computing fully
  diluted net income per share       20,970      18,836

Fully diluted net income per share    $0.00      ($0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.


                     INTERSOLV, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands)

                       (unaudited)
                                 As of        As of
                                July 31,     April 30,
                                 1996          1996
ASSETS

Current assets:
   Cash and cash equivalents   $19,685       $28,215
   Accounts receivable, net     33,971        37,645
   Prepaid expenses and other
   current assets                9,219         7,937

Total current assets            62,875        73,797

Software, net                   22,508        21,970
Property and equipment, net      9,038         7,835
Notes receivable and other
assets                           7,762         7,315

Total assets                  $102,183      $110,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and
   accrued expenses            $22,779       $26,838
   Accrued acquisition
   charges                       3,049         3,953
   Deferred revenue             17,255        18,799

Total current liabilities       43,083        49,590

Long-term liabilities            7,325         7,817

Total liabilities               50,408        57,407

Subordinated convertible note    3,028         3,676

Stockholders' equity
   Common stock                    200           198
   Paid-in capital              93,503        92,967
   Treasury stock               (1,913)          ---
   Accumulated deficit         (41,282)      (41,318)
  Cumulative currency
  translation adjustment        (1,761)       (2,013)

Total stockholders' equity      48,747        49,834

Total liabilities and
stockholders' equity          $102,183      $110,917

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three months ended July 31,

                 (amounts in thousands)

                       (unaudited)
                                    1996        1995
CASH INFLOWS (OUTFLOWS)

Operating activities:
  Net income (loss)                  $36      ($1,569)
  Non-cash items:
    Depreciation and amortization  4,734        3,557
    Deferred income taxes           (146)          95
    Capitalized software writedowns  ---          680
  Payment of restructuring/
  acquisition charges               (904)        (306)
  Change in working capital       (3,750)         698

Net cash provided by operating
activities                           (30)       3,155

Investing activities:
  Additions to software           (4,158)      (4,069)
  Additions to property and
  equipment                       (2,088)      (2,548)
  Sale/leaseback of equipment        ---          776
  Changes in other assets            (57)         343

Net cash used in investing
activities                        (6,303)      (5,498)

Financing activities:
  Proceeds (payments) from debt,
  net                               (349)         536
  Payment of acquisition
  installment liability              ---       (1,107)
  Proceeds from sale of common
  stock                              782        3,927
  Purchase of common stock for
  treasury                        (2,805)         ---

Net cash provided by financing
activities                        (2,372)       3,356

Effect of exchange rate changes
on cash                              175           11

Net increase (decrease) in cash
and cash equivalents              (8,530)       1,024

Cash and cash equivalents,
beginning of period               28,215       26,661

Cash and cash equivalents, end
of period                        $19,685      $27,685





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

The accompanying unaudited financial statements reflect
all the adjustments that, in the opinion of management,
are  necessary for a fair presentation of  the  results
for the interim periods presented.  The results for the
three  month  period  ended  July  31,  1996  may   not
necessarily be indicative of the results for the entire
year.    The  April  30,  1996  condensed  consolidated
balance sheet data was derived from audited financial statements as of the same date.

These   financial   statements  should   be   read   in
conjunction with the Company's annual audited financial statements, as filed with the Securities and Exchange
Commission on Form 10-K, for the year ended April 30, 1996.

Operations

The  Company focuses on application enablement software
for  client/server, Internet and intranet applications.
The  Company's products and services support  both  the
development   of   client/server   systems   and    the
maintenance of traditional systems.

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

In  accordance  with Statement of Financial  Accounting
Standards No. 86, "Accounting for the Costs of Computer
Software    to   be   Sold,   Leased,   or    Otherwise
Marketed,"("FAS  86") the Company  capitalizes  certain
internal software development costs subsequent  to  the
establishment  of  technological  feasibility  for  the
product  as evidenced by a working model.  In addition,
the Company supplements its internal development effort
by  acquiring  rights to selected software technologies
("purchased   software")  from   others.    Capitalized
software costs and purchased software are amortized on a straight line basis over the estimated economic lives of the products, generally three years.

The   Company   continually  compares  the  unamortized
software development costs and purchased software costs in light of the expected future revenues for those products. If the unamortized costs exceed the expected future net realizable value from sales of the related product, then the excess amount is written off.
Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Results Overview

The   following  table  sets  forth,  for   the   periods
indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


               Percentage of Total Revenue
                   Three Months Ended
                        July 31,

                                   1996           1995

Revenues:
   License fees                   56.9%          58.4%
   Service fees                   43.1%          41.6%
                                 100.0%         100.0%

Costs and expenses:
   Cost of products               13.0%          11.8%
   Cost of services               21.8%          18.1%
   Sales and marketing            47.6%          46.6%
   Research and development        9.5%          12.0%
   General and administrative      8.3%          10.2%
   Acquisition charges             ---            6.1%
      Total costs and expenses   100.2%         104.8%

Operating loss                    (0.2%)         (4.8%)

Other income, net                  0.4%           0.6%

Income (loss) before taxes         0.2%          (4.2%)

Provision for income taxes         0.1%           0.6%

Net income (loss)                  0.1%          (4.8%)

Revenues from North America and
International were 67% and 33%, respectively, for the three months ended July 31, 1996 as compared to 66% and 34%, respectively for the same period last year.

Revenues

Revenues  for the three months ended July 31,  1996  were
flat when compared to the same period last year.  Revenue
growth  in  PVCS (Software Configuration Management)  and
DataDirect (Data Connectivity) product lines was 23%  and
19%,  respectively, which was offset by a 26% decline  in
revenue  from  the  AppMaster (Enterprise  Client/Server)
product  line.  Growth in the PVCS and DataDirect product
lines  was  due  to  increases in new license  sales  and
increased  demand  for  services.   The  decline  in  the
AppMaster  product line was due largely to a  decline  in
new   license   sales,  reflecting  a  continuing   trend
experienced by the Company as more companies  shift  away
from   traditional   COBOL   oriented   development    to
client/server development. On a geographical basis, the Company had revenue growth in both North America and Europe, while Asia/Pacific experienced a decline.

Cost of Products

Cost   of  products  includes  cost  of  software  media,
freight,   royalties  and  amortization  of   capitalized
software   development  costs  and  purchased  technology
costs.  Cost of products for the three months ended  July
31,  1996  increased 10% from $3.9 million for  the  same
period  last  year  to  $4.3 million.   The  increase  is
primarily due to higher levels of software amortization related to releases of new products or new versions of existing products in the current fiscal year.

Cost of Services

Cost  of services includes personnel and related indirect
costs   incurred  to  provide  consulting  and   training
services, as well as telephone support to customers under
maintenance  contracts.  Cost of services  increased  20%
from $5.9 million for the three months ended July 31, 1995 to $7.1 million for the three months ended July 31, 1996. The Company has continued to expand the number of personnel in its consulting functions, particularly in North America and Europe, to support the increasing consulting service revenues. This growth in personnel led to the increased costs for the three month period ended July 31, 1996.

Sales and Marketing

Sales  and marketing expenses for the three months  ended
July  31,  1996 increased 3% from $15.2 million  for  the
same  period  last  year to $15.6 million.   The  Company
increased  its investments in field sales, telesales  and
third  party  selling channels, as well as expanding  its
marketing capabilities during the three months ended July
31,  1996.   This increase in costs was mostly offset  by
the decrease in sales and marketing costs resulting from the elimination of TechGnosis' redundant sales functions after the Company acquired TechGnosis International, Inc.
("TechGnosis") in October 1995.

Research and Development

Research and development ("R & D") expenses reflect gross expenditures less amounts capitalized in accordance with FAS 86. Amortization of capitalized software is included in cost of products. R & D expenses were $3.1 million in the first quarter ended July 1, 1996, which is 20% lower than last year's level of $3.9 million. The decrease in R&D expenses is the result of higher capitalization of software costs related to the Comapny's new object-oriented technology, or Allegris. The Allegris product line is currently being used by several hundred "beta" customers and is expected to be released for general availability in the next several months.

General and Administrative

General and administrative expenses were $2.7 million in the first quarter of fiscal 1997, which is a 19% decrease as compared to $3.3 million in the same period last year.
The decrease is due largely to the elimination of TechGnosis's redundant administrative functions after the Company acquired TechGnosis.

Operating Income

The  Company  reported an operating loss of $83  thousand
for the three months ended July 31, 1996, as compared  to
operating  income excluding acquisition charges  of  $0.4
million for the three months ended July 31, 1995.

Other Income, net

Other income, which is primarily net investment income, decreased when compared to the same period last year as cash available to invest decreased .

Income Taxes

The  Company's tax rate for the three months  ended  July
31, 1996 was 32% based upon the Company's estimate of what the annual effective tax rate will be assuming the use of existing tax credits and net operating loss carryforwards.

Financial Condition - Liquidity and Capital Resources

During  the  three months ended July 31, 1996, operations
used  $30 thousand of cash, after paying $0.9 million  in
acquisition  related  restructuring  charges.   Financing
activities used a net $2.4 million, as the Company  spent
$2.8  million  to repurchase its common  stock  and  $0.3
million  to  pay  down various debt  obligations.   These
outflows  were  offset by $0.8 million derived  from  the
sale of stock through stock option exercises and employee
stock purchase programs.  Investing activities used  $6.3
million as the Company invested $4.2 million in software and a net $2.1 million in fixed assets. Overall cash and cash equivalents were $19.7 million at July 31, 1996, which is down $8.5 million from $28.2 million at the beginning of the fiscal year.

The  Company has a bank line of credit arrangement  which
allows short-term borrowings of up to $12 million.  As of
July  31, 1996 and for the three months then ended, there
were  no  amounts outstanding under this line of  credit.
Management  believes that cash generated from operations,
cash  on hand and available borrowings are sufficient  to
meet   the   Company's  capital  requirements   for   the
foreseeable future.
PART II.     OTHER INFORMATION

Item 4.     Results of Votes of Shareholders

None.

Item 5.     Other

None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits

           Number             Exhibit Description

          10.1               Employment Agreement between
                             the Company and Kevin J.
                             Burns, Chief Executive Officer,
                             dated August 1, 1996.

          10.2               Employment Agreement between
                             the Company and Gary G.
                             Greenfield, President and Chief
                             Operating Officer, dated August 1,
                             1996.

          10.3               Employment Agreement between
                             the Company and Kenneth A.
                             Sexton, Senior Vice President
                             and Chief Financial Officer,
                             dated August 1, 1996.

          11.1               Computation of Net Income
                             Per Share for the three months
                             ended July 31, 1996 and 1995.

          27                 Financial Data Schedule (as
                             part of electronic filing)

     (b)     Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended July 31, 1996.






                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERSOLV, Inc.


Date:  September 13, 1996    By: /s/ Kenneth A. Sexton
                                     Kenneth A. Sexton
                                     Senior Vice President,
                                     Finance & Administration
                                     and Chief Financial
                                     Officer (Principal
                                     Financial and Accounting
                                     Officer)




                      EXHIBIT INDEX




Exhibit
Number          Description

10.1               Employment Agreement between the
                   Company and Kevin J. Burns, Chief
                   Executive Officer, dated August 1, 1996.

10.2               Employment Agreement between the
                   Company and Gary G. Greenfield,
                   President and Chief Operating
                   Officer, dated August 1, 1996.

10.3               Employment Agreement between the
                   Company and Kenneth A. Sexton, Senior
                   Vice President and Chief Financial
                   Officer, dated August 1, 1996.

11.1               Computation of Net Income per share
                   for the three months ended July 31,
                   1996 and 1995.

27                 Financial Data Schedule (as part of
                   electronic filing)

EXHIBIT 11.1

                     INTERSOLV, INC

           COMPUTATION OF NET INCOME PER SHARE

               Three months ended July 31,

       (in thousands, except net income per share)

                                         1996         1995

PRIMARY
Weighted average number of
shares outstanding                     19,852        18,836

Additional shares under stock option
plan assumed outstanding less shares
assumed repurchased under the treasury
stock method                              270          ---

Primary Shares                         20,122       18,836

Net Income (loss)                      $   36      ($1,569)

Net Income (loss) Per Share          $   0.00     ($  0.08)

FULLY DILUTED
Weighted average number of shares
outstanding                            19,852       18,836

Additional shares under stock option
plan assumed outstanding less shares
assumed repurchased under the treasury
stock method                              271         ---

Additional shares under the
subordinated convertible notes
assumed outstanding                       847         ---

Fully Diluted Shares                   20,970      18,836


Net Income (loss) before adjustments      $36     ($1,569)

Elimination of interest expense, net
of related tax effect, related to 8.4%
subordinated convertible notes             48        ---

Net income (loss) used for fully
diluted net income per share         $     84    ($1,569)

Net Income (loss) per share           $  0.00   ($  0.08)


                                             Exhibit 10.1

                  EMPLOYMENT AGREEMENT



     EMPLOYMENT AGREEMENT (the "Agreement"), made as of

the 1st day of August, 1996, by and between INTERSOLV,

INC., a Delaware corporation with its principal place of

business at 9420 Key West Avenue, Rockville, Maryland

20850 (the "Company"), and Kevin J. Burns (the

"Employee").

     In consideration of the mutual covenants and

promises contained herein, and other good and valuable

consideration, the receipt and sufficiency of which are

hereby acknowledged by the parties hereto, the parties

agree as follows:

     1.     Term of Employment.  The Company hereby

agrees to employ the Employee, and the Employee hereby

accepts employment with the Company, upon the terms set

forth in this Agreement, for the period, commencing on

August 1, 1996 (the "Commencement Date") and ending on

July 31, 1999 (such period, as it may be extended as

provided herein, the "Employment Period"); provided,

however, that the Employment Period shall be

automatically extended for a twelve-month period on

August 1, 1997 and on each August 1 thereafter unless the

Board of Directors ("Board") of the Company provides the

Employee, or the Employee provides the Company, with

written notice that the Company or the Employee, as the

case may be, will not so extend the Employment Period,

such notice to be given at least sixty (60) days prior to

the then applicable August 1 extension date.  In the

event a Change of Control (as defined herein) occurs

during the Employment Period, the Employment Period shall

be automatically extended for the period commencing on

the Effective Date (as defined herein) of the Change of

Control and ending on the third anniversary of such date,

except as otherwise provided in Section 5.2.

     2.     Position and Duties.

          2.1.  The Employee shall, during the Employment

Period, be a full-time employee of the Company, shall

report to the Board and shall serve as Chairman of the

Board and Chief Executive Officer ("CEO") of the Company.

The Employee shall, as CEO of the Company, perform the

duties and functions customarily performed by the CEO of

a Company, and shall be responsible for the overall

direction and strategy of the Company.

          2.2.  The Employee shall generally perform his

duties and services from the Company's offices in

Rockville, Maryland, and shall not be required by the

Company to be personally based or transferred anywhere

other than the metropolitan area in which his office in

the Company's headquarters is now located, without the

Employee's prior written consent.

          2.3.  The Employee hereby accepts such

employment and agrees to perform such duties and

responsibilities and such other duties and

responsibilities, consistent with his position as CEO of

the Company, as the Board shall from time to time

reasonably assign to him.  The Employee agrees to devote

his business time, attention and energies to the business

and interests of the Company during the Employment

Period, except (i) with respect to incidental business

activities, including the management of his personal

investments, and outside directorships which shall be

fully disclosed to the Board by the Employee prior to

engagement in such activities or directorships (other

than outside directorships with Computervision

Corporation, which have been disclosed to and approved by

the Board) and which, in the sole determination of the

Board, do not cause a conflict of interest or interfere

with the Employee's performance of his duties hereunder;

or (ii) as otherwise agreed in writing by the Employee

and the Board.

     3.     Compensation and Benefits.

          3.1.     Salary.  During the Employment Period,

the Company shall pay the Employee an annual base salary

("Annual Base Salary") of $275,000 which shall be paid at

a monthly rate.  The Annual Base Salary may be increased

from time to time as determined by the Board, in its

discretion, upon a review that shall take place at least

annually.

          3.2.     Bonus.  During the Employment Period,

the Employee shall be entitled to participate in each

bonus or incentive plan established by the Company for

its senior executive officers, including, without

limitation, the Company's Incentive Compensation Plan.

The Board shall have the discretion, but not have any

obligation, to grant additional bonuses as it may

determine from time to time.

          3.3.     Stock Option or Stock Incentive Plans.

During the Employment Period, the Employee shall be

entitled to participate in the Company's stock option and

other stock incentive plans for senior executive(s);

provided, however, that the grant of any stock options

shall be subject to the discretion of the Board or a

committee of the Board if the Board delegates such

authority to a committee.  Stock Options currently held

by the Employee and additional stock options hereafter

granted to the Employee which at any time or from time to

time are outstanding and unexercised are collectively

hereafter referred to as "Outstanding Stock Options".

The Outstanding Stock Options shall vest and become

immediately exercisable as provided in Section 8 of this

Agreement.

          3.4.     Other Benefits.  During the Employment

Period, the Employee (a) shall be entitled to participate

in all incentive, saving and retirement plans, practices

and policies and programs applicable generally to other

senior executives of the Company and (b) shall be

eligible for participation in and shall receive all

benefits under welfare benefit plans, practices, policies

and programs ("Welfare Benefits") provided by the Company

(including, without limitation, medical, prescription,

dental, disability, salary continuance, employee life,

group life, accidental death and travel accident

insurance plans and programs) to the extent applicable

generally to other senior executives of the Company,

including the Welfare Benefits provided under the plans,

practices, policies and programs currently in effect and

listed on Exhibit A to this Agreement.  In addition, the

Employee shall be entitled to such other perquisites of

office as are generally provided by the Company to senior

executives.

          3.5.     Vacation.  During the Employment

Period, the Employee shall be entitled to a paid vacation

of not less than six weeks or, if more favorable to the

Employee, paid vacation in accordance with the most

favorable plans or practice as in effect generally with

respect to other senior executives of the Company.

     4.     Expense Reimbursement.  Subject to compliance

with the Company's normal and customary policies

regarding substantiation and verification of business

expenses, the Employee is authorized to incur on behalf

of the Company, and the Company shall pay and/or

reimburse the Employee for, all customary and reasonable

expenses incurred in connection with the performance of

his duties or for performing, pursuing or otherwise

furthering the business of the Company, or any of its

subsidiaries, including expenses for travel,

entertainment and similar items.

     5.     Change of Control.

          5.1.     Certain Definitions.  For purposes of

this Agreement, the following terms shall have the

following meanings:

          (a)     The "Effective Date" shall mean the

first date during the Employment Period on which a Change

of Control (as defined below) occurs.  Anything in this

Agreement to the contrary notwithstanding, if a Change of

Control occurs and if the Employee's employment with the

Company is terminated prior to the date on which the

Change of Control occurs, and if it is reasonably

demonstrated by the Employee that such termination of

employment (i) was at the request of a third party who

has taken steps reasonably calculated to effect a Change

of Control or (ii) otherwise arose in connection with or

anticipation of a Change of Control, then for all

purposes of this Agreement the "Effective Date" shall

mean the date immediately prior to the date of such

termination of employment.

          (b)     "Change of Control" shall mean:

               (i)     The acquisition by any individual,

entity or group (within the meaning of Section 13(d)(3)

or 14(d)(2) of the Securities Exchange Act of 1934, as

amended (the "Exchange Act")) (a "Person") of beneficial

ownership (within the meaning of Rule 13d-3 promulgated

under the Exchange Act) of 30% or more of either (A) the

then outstanding shares of common stock of the Company

(the "Outstanding Company Common Stock") or (B) the

combined voting power of the then outstanding voting

securities of the Company entitled to vote generally in

the election of directors (the "Outstanding Company

Voting Securities"); provided, however, that for purposes

of this subsection b(i), the following acquisitions shall

not constitute a Change of Control: (A) any acquisition

directly from the Company, (B) any acquisition by the

Company, (C) any acquisition by any employee benefit plan

(or related trust) sponsored or maintained by the Company

or any corporation controlled by the Company or (D) any

acquisition by any corporation pursuant to a transaction

which complies with clauses (A), (B) and (C) of

subsection b(iii) of this Section 5.1; or

               (ii)     Individuals who, as of the date

hereof, constitute the Board (the "Incumbent Board")

cease for any reason to constitute at least a majority of

the Board; provided, however, that any individual

becoming a director subsequent to the date hereof whose

election, or nomination for election by the Company's

shareholders, was approved by a vote of at least a

majority of the directors then comprising the Incumbent

Board shall be considered as though such individual were

a member of the Incumbent Board, but excluding, for this

purpose, any such individual whose initial assumption of

office occurs as a result of an actual or threatened

election contest with respect to the election or removal

of directors or other actual or threatened solicitation

of proxies or consents by or on behalf of a Person other

than the Board; or

               (iii)     Approval by the shareholders of

the Company of a reorganization, merger or consolidation

or sale or other disposition of all or substantially all

of the assets of the Company (a "Business Combination"),

in each case, unless, following such Business

Combination, (A) all or substantially all of the

individuals and entities who were the beneficial owners,

respectively, of the Outstanding Company Common Stock and

Outstanding Company Voting Securities immediately prior

to such Business Combination beneficially own, directly

or indirectly, more than 60% of, respectively, the then

outstanding shares of common stock and the combined

voting power of the then outstanding voting securities

entitled to vote generally in the election of directors,

as the case may be, of the corporation resulting from

such Business Combination (including, without limitation,

a corporation which as a result of such transaction owns

the Company or all or substantially all of the Company's

assets either directly or through one or more

subsidiaries) in substantially the same proportions as

their ownership, immediately prior to such Business

Combination of the Outstanding Company Common Stock and

Outstanding Company Voting Securities, as the case may

be, (B) no Person (excluding any employee benefit plan

(or related trust) of the Company or such corporation

resulting from such Business Combination) beneficially

owns, directly or indirectly, 30% or more of,

respectively, the then outstanding shares of common stock

of the corporation resulting from such Business

Combination or the combined voting power of the then

outstanding voting securities of such corporation except

to the extent that such ownership existed prior to the

Business Combination and (C) at least a majority of the

members of the board of directors of the corporation

resulting from such Business Combination were members of

the Incumbent Board at the time of the execution of the

initial agreement, or of the action of the Board,

providing for such Business Combination; or

               (iv)     Approval by the shareholders of

the Company of a complete liquidation or dissolution of

the Company.

          5.2.     Termination by Employee Upon a Change

of Control.  The Employee's employment may be terminated

by the Employee voluntarily at any time during the twelve

month period following the Effective Date of a Change of

Control, without the necessity of providing the reason

for such termination ("Voluntary Termination").

     6.     Termination of Employment.

          6.1.     Death or Disability.  The Employee's

employment shall terminate automatically upon the

Employee's death during the Employment Period.  If the

Company determines in good faith that the Disability of

the Employee has occurred during the Employment Period

(pursuant to the definition of Disability set forth

below), it may give to the Employee written notice in

accordance with Section 16(b) of this Agreement of its

intention to terminate the Employee's employment.  In

such event, the Employee's employment with the Company

shall terminate effective on the 30th day after receipt

of such notice by the Employee (the "Disability Effective

Date"), provided that, within the 30 days after such

receipt, the Employee shall not have returned to

full-time performance of the Employee's duties.  For

purposes of this Agreement, "Disability" shall mean (a)

the absence of the Employee from the Employee's duties

with the Company on a full-time basis for 180 days during

any 240-day period as a result of incapacity due to

mental or physical illness or (b) the determination

(evidenced by a written report or certificate) by a

physician selected by the Company or its insurers, and

acceptable to the Employee or the Employee's legal

representative, that the Employee is incapable, due to

mental or physical illness, to perform his duties on a

full-time basis for at least 180 days during the ensuing

240 days.

     6.2.     Cause.  The Company may terminate the

Employee's employment during the Employment Period for

Cause. For purposes of this Agreement, "Cause" shall

mean:

          (a)     the willful and continued failure of

the Employee to perform substantially the Employee's

duties with the Company or one of its affiliates (other

than any such failure resulting from Disability),

          (b)     the Employee's conviction of a felony,

          (c)     the Employee's gross and reckless

negligence in the performance of his duties which

materially adversely affects the Company's business, or

          (d)     a material breach of any of the

Employee's covenants contained in Sections 12 and 13 of

this Agreement.



For purposes of this provision, no act or failure to act,

on the part of the Employee, shall be considered

"willful" unless it is done, or omitted to be done, by

the Employee in bad faith or without reasonable belief

that the Employee's action or omission was in the best

interests of the Company.  Any act, or failure to act,

based upon authority given pursuant to a resolution duly

adopted by the Board or upon the instructions of the

Board or based upon the advice of counsel for the Company

shall be conclusively presumed to be done, or omitted to

be done, by the Employee in good faith and in the best

interests of the Company.  The cessation of employment of

the Employee shall not be deemed to be for Cause unless

and until (i) in the event of any Cause defined in

paragraphs (a), (c) and (d) of this Section 6.2, a

written notice has been delivered to the Employee by the

Board which specifically identifies the Cause which is

the Board's basis for termination and the Employee has

failed to cure or remedy the act or omission so

identified within a period of thirty (30) days after the

Employee's receipt of such notice and (ii) the Board has

delivered to the Employee a copy of a resolution duly

adopted by the affirmative vote of not less than three-

quarters of the entire membership of the Board (excluding

the Employee if he is a member of the Board) at a meeting

of the Board called and held for such purpose (after

reasonable notice is provided to the Employee and the

Employee is given an opportunity, together with counsel,

to be heard before the Board), finding that, in the good

faith opinion of the Board, the Employee is guilty of the

conduct described in paragraph (a), (b), (c) or (d)

above, and specifying the particulars thereof in detail.

     6.3.     Good Reason.  The Employee's employment may

be terminated by the Employee for Good Reason.  For

purposes of this Agreement, "Good Reason" shall mean:

          (a)     the assignment to the Employee of any

duties inconsistent in any significant respect with the

Employee's position (including status, offices, titles

and reporting requirements), authority, duties or

responsibilities as contemplated by Section 2 of this

Agreement (or which are pursuant to such other position

within the Company to which he may with his written

approval be promoted), or any other action by the Company

which results in a significant diminution in such

position, authority, duties or responsibilities,

excluding for this purpose an isolated, insubstantial and

inadvertent action not taken in bad faith and which is

remedied by the Company promptly after receipt of notice

thereof given by the Employee;

          (b)     any failure by the Company to comply

with any of the provisions of Section 3 or any of the

other material provisions of this Agreement, other than

an isolated, insubstantial and inadvertent failure not

occurring in bad faith and which is remedied by the

Company promptly after receipt of notice thereof given by

the Employee;

          (c)     the Company's requiring the Employee to

be based at any office or location other than as provided

in Section 2.2 hereof or the Company's requiring the

Employee to travel on Company business to a substantially

greater extent than reasonably and customarily required

in the performance of his responsibilities;

          (d)     any purported termination by the

Company of the Employee's employment otherwise than as

expressly permitted by this Agreement; or

          (e)     any failure by the Company to comply

with and satisfy Section 15(c) of this Agreement.

          6.4.     Termination at Election of Employee

Other Than For Change of Control.  The Employee may

voluntarily terminate his employment other than pursuant

to Section 5.2, upon not less than six months prior

written notice to the Company; provided, that the Company

may, after receipt of such notice, terminate the

Employee's employment prior to the expiration of such six-

month period upon not less than thirty days prior written

notice.

          6.5.     Notice of Termination.  Any

termination by the Company for Cause, or by the Employee

for Good Reason, a Voluntary Termination after a Change

of Control or pursuant to Section 6.4, shall be

communicated by Notice of Termination to the other party

hereto given in accordance with Section 16(b) of this

Agreement.

For purposes of this Agreement, a "Notice of Termination"

means a written notice which (a) indicates the specific

termination provision in this Agreement relied upon, (b)

to the extent applicable, sets forth in reasonable detail

the facts and circumstances claimed to provide a basis

for termination of the Employee's employment under the

provision so indicated and (c) if the Date of Termination

(as defined below) is other than the date of receipt of

such notice, specifies the termination date (which date

shall be not more than thirty days after the giving of

such notice, except as provided in Section 6.4).  The

failure by the Employee or the Company to set forth in

the Notice of Termination any fact or circumstance which

contributes to a showing of Good Reason or Cause shall

not waive any right of the Employee or the Company,

respectively, hereunder or preclude the Employee or the

Company, respectively, from asserting such fact or

circumstance in enforcing the Employee's or the Company's

rights hereunder.

          6.6.     Date of Termination.  "Date of

Termination" means (a) if the Employee's employment is

terminated by the Company for Cause, or by the Employee

for Good Reason, Voluntary Termination or pursuant to

Section 6.4, the date of receipt of the Notice of

Termination or any later date specified therein, as the

case may be, (b) if the Employee's employment is

terminated by the Company other than for Cause or

Disability, the date on which the Company notifies the

Employee of such termination and (c) if the Employee's

employment is terminated by reason of death or

Disability, the date of death of the Employee or the

Disability Effective Date, as the case may be.

     7.     Obligations of the Company upon Termination.

(a)     Good Reason; Other Than for Cause, Death or

Disability.  If, during the Employment Period, the

Company shall terminate the Employee's employment other

than for Cause or Disability or the Employee shall

terminate his employment for Good Reason or shall

exercise his right of Voluntary Termination pursuant to

Section 5.2,

               (i)     the Company shall pay to the

Employee the aggregate of the following amounts:

     A.     a lump sum cash payment within 30 days after

the Date of Termination equal to the sum of (1) the

Employee's Annual Base Salary through the Date of

Termination to the extent not theretofore paid, (2) the

product of (x) the higher of (I) the annual bonus payable

for the then current fiscal year, annualized on the basis

of quarterly bonus payments paid or accrued during such

fiscal year, and (II) the annual bonus paid or payable,

including any bonus or portion thereof which has been

earned but deferred (and annualized for any fiscal year

consisting of less than twelve full months) for the most

recently completed fiscal year during the Employment

Period, if any (such higher amount being referred to as

the "Highest Annual Bonus") and (y) a fraction, the

numerator of which is the number of days in the current

fiscal year through the Date of Termination, and the

denominator of which is 365 and (3) any compensation

previously deferred by the Employee (together with any

accrued interest or earnings thereon) and any accrued

vacation pay, in each case to the extent not theretofore

paid (the sum of the amounts described in clauses (1),

(2), and (3) shall be hereinafter referred to as the

"Accrued Obligations"); and

     B.     the amount equal to the product of

(i) eighteen (18) and (ii) the quotient determined by

dividing (x) the sum of the Annual Base Salary plus the

greater of (1) the bonus paid to the Employee for the

immediately preceding fiscal year and (2) an amount equal

to the average of the annual bonus paid to the Employee

for the immediately three preceding years by (y) twelve

(12), which amount shall be paid (AA) in a lump sum

within 30 days after the Date of Termination if

termination occurs by reason of Voluntary Termination

pursuant to Section 5.2, termination by the Company

without Cause after a Change of Control or termination by

the Employee for Good Reason after a Change of Control or

(BB) in eighteen (18) substantially equal monthly

installments over the 18 month period following the Date

of Termination if termination occurs by reason of

termination by the Company without Cause prior to a

Change of Control or termination by the Employee for Good

Reason prior to a Change of Control; and

     C.     a lump sum cash payment within 30 days after

the Date of Termination equal to the difference between

(a) the actuarial equivalent of the benefit (utilizing

actuarial assumptions no less favorable to the Employee

than those in effect under the Company's qualified

defined benefit retirement plan (the "Retirement Plan"),

if any such plan is then in effect, and any excess or

supplemental retirement plan in which the Employee

participates ("SERP"), which the Employee would receive

if the Employee's employment continued for the balance of

the Employment Period assuming for this purpose that all

accrued benefits are fully vested, and (b) the actuarial

equivalent of the Employee's actual benefit (paid or

payable), if any, under the Retirement Plan and the SERP

as of the Date of Termination;

               (ii)     for the balance of the Employment

after the Employee's Date of Termination, or such longer

period as may be provided by the terms of the appropriate

plan, program, practice or policy, the Company shall

continue benefits to the Employee and/or the Employee's

family at least equal to those which would have been

provided to them in accordance with the Welfare

Benefit(s) plans, programs, practices and policies

described in Section 3.4 of this Agreement if the

Employee's employment had not been terminated or, if more

favorable to the Employee, as in effect generally at any

time thereafter with respect to other senior executives

of the Company and their families, provided, however,

that if the Employee becomes reemployed with another

employer and is eligible to receive medical or other

welfare benefits under another employer-provided plan,

the medical and other welfare benefits described herein

shall be secondary to those provided under such other

plan during such applicable period of eligibility, and

for purposes of determining eligibility (but not the time

of commencement of benefits) of the Employee for retiree

benefits pursuant to such plans, practices, programs and

policies, the Employee shall be considered to have

remained employed until the expiration of the Employment

Period and to have retired on the last day of such

period;

          (iii)     the Company shall, at its sole

expense as incurred, provide the Employee with

outplacement services for up to a maximum period of

twenty-four (24) months, the scope and provider of which

shall be selected by the Employee in the Employee's sole

discretion;

          (iv)     the Company shall at its sole expense,

provide the Employee, during the six (6) month period

following termination of his employment, a full-time

administrative support person of the Employee's choice

and thereafter for up to an additional twelve (12) months

a part-time administrative support person reasonably

acceptable to the Employee; and

          (v)     to the extent not theretofore paid or

provided, the Company shall timely pay or provide to the

Employee any other amounts or benefits required to be

paid or provided or which the Employee is eligible to

receive under any plan  program, policy or practice or

contract or agreement of the Company (such other amounts

and benefits shall be hereinafter referred to as the

"Other Benefits").

     (b)     Death.  If the Employee's employment is

terminated by reason of the Employee's death during the

Employment Period, this Agreement shall terminate without

further obligations to the Employee's legal

representatives under this Agreement, other than for (i)

payment of Accrued Obligations (ii) payment of

compensation for a period of six (6) months following his

death, based on his Annual Base Salary at the date of his

death, and (iii) the timely payment or provision of Other

Benefits, as  defined in Section 7(a)(iv).  Accrued

Obligations shall be paid to the Employee's estate or

beneficiary, as applicable, in a lump sum in cash within

30 days of the Date of Termination.  With respect to the

provision of Other Benefits, the term Other Benefits as

utilized in this Section 7(b) shall include, without

limitation, and the Employee's estate and/or

beneficiaries shall be entitled to receive, benefits at

least equal to the most favorable benefits provided by

the Company to the estates and beneficiaries of senior

executives of the Company and under such plans, programs,

practices and policies relating to death benefits, if

any, as in effect on the date of the Employee's death

with respect to other senior executives of the Company

and  their beneficiaries.

     (c)     Disability.  If the Employee's employment is

terminated by reason of the Employee's Disability during

the Employment Period, this Agreement shall terminate

without further obligations to the Employee, other than

for payment of Accrued Obligations and the timely payment

or provision of Other Benefits, as defined in Section

7(a)(iv).  Accrued Obligations shall be paid to the

Employee in a lump sum in cash within 30 days of the Date

of Termination.  With respect to the provision of Other

Benefits, the term Other Benefits as utilized in this

Section 7(c) shall include, and the Employee shall be

entitled after the Disability Effective Date to receive,

disability and other benefits at least equal to the most

favorable of those generally provided by the Company to

disabled executives and/or their families in accordance

with such plans, programs, practices and policies

relating to disability, if any, as in effect on the

Disability Effective Date with respect to other senior

executives of the Company and their families.

     (d)     Cause; Other than for Good Reason   If the

Employee's employment shall be terminated (i) by the

Company for Cause during the Employment Period, or (ii)

by the Employee (or the Company) pursuant to the

provisions of Section 6.4, this Agreement shall terminate

without further obligations to the Employee other than

the obligation to pay to the Employee (x) the Annual Base

Salary through the Date of Termination, (y) the amount of

any compensation previously deferred by the Employee, and

(z) Other Benefits accrued through the Date of

Termination, if any, in each case to the extent

theretofore unpaid.

     8.     Acceleration of Stock Options; Etc.  If,

during the Employment Period, (i) the Company shall

terminate the Employee's employment other than for Cause

or Disability, (ii) the Employee shall terminate his

employment for Good Reason or shall exercise his right of

Voluntary Termination (as provided in Section 5.2), or

(iii) a Change of Control shall occur; (a) the exercise

periods of all Outstanding Stock Options then held by the

Employee shall be accelerated and all such Options shall

be and become vested and exercisable in full at the time

the Change of Control occurs or if his employment is so

terminated on the Date of Termination or, if practicable,

immediately preceding the Date of Termination and (b) all

Outstanding Stock Options then held by the Employee shall

be exercisable, by the Employee, at any time within the

period during which the Employee is obligated to provide

consulting services to the Company and to refrain from

competing with the Company as provided in Section 13 of

this Agreement.

     9.     Non-exclusivity of Rights.  Nothing in this

Agreement shall prevent or limit the Employee's

continuing or future participation in any plan, program,

policy or practice provided by the Company and for which

the Employee may qualify, nor shall anything herein limit

or otherwise affect such rights as the Employee may have

under any contract or agreement with the Company.

Amounts which are vested benefits or which the Employee

is otherwise entitled to receive under any plan, policy,

practice or program of or any contract or agreement with

the Company at or subsequent to the Date of Termination

shall be payable in accordance with such plan, policy,

practice or program or contract or agreement except as

explicitly modified by this Agreement.

     10.     Full Settlement: Legal Fees.  The Company's

obligation to make the payments provided for in this

Agreement and otherwise to perform its obligations

hereunder shall not be affected by any set-off,

counterclaim, recoupment, defense or other claim, right

or action which the Company may have against the Employee

or others.  In no event shall the Employee be obligated

to seek other employment or take any other action by way

of mitigation of the amounts payable to the Employee

under any of the provisions of this Agreement and except

as specifically provided in Section 7(a)(ii), such

amounts shall not be reduced whether or not the Employee

obtains other employment.  The Company agrees to pay as

incurred, to the full extent permitted by law, all legal

fees and expenses which the Employee may reasonably incur

as a result of any contest by the Company, the Employee

or others of the validity or enforceability of, or

liability under, any provision of this Agreement or any

guarantee of performance thereof (including as a result

of any contest by the Employee about the amount of any

payment pursuant to this Agreement), plus in each case

interest on any delayed payment at the applicable Federal

rate provided for in Section 7872(f)(2)(A) of the

Internal Revenue Code of 1986, as amended (the "Code"),

provided, however, that if the Company shall prevail in

such contest through a final judgment in its favor, from

and after such final judgment the Company shall not be

obligated to pay any such fees and expenses and the

Employee shall reimburse the Company, within thirty (30)

days thereafter, an amount equal to the aggregate of such

fees and expenses theretofore paid by the Company less

$25,000.

     11.     Certain Additional Payments by the Company.

          (a)  Anything in this Agreement to the contrary

notwithstanding, in the event it shall be determined that

any payment or distribution by the Company to or for the

benefit of the Employee (whether paid or payable or

distributed or distributable pursuant to the terms of

this Agreement or otherwise, but determined without

regard to any additional payments required under this

Section 11) (a "Payment") would be subject to the excise

tax imposed by Section 4999 of the Code or any interest

or penalties are incurred by the Employee with respect to

such excise tax (such excise tax, together with any such

interest and penalties, are hereinafter collectively

referred to as the "Excise Tax"), then the Employee shall

be entitled to receive an additional payment (a "Gross-Up

Payment") in an amount such that after payment by the

Employee of all taxes (including any interest or

penalties imposed with respect to such taxes), including,

without limitation, any income taxes (and any interest

and penalties imposed with respect thereto) and Excise

Tax imposed upon the Gross-Up Payment, the Employee

retains an amount of the Gross- Up Payment equal to the

Excise Tax imposed upon the Payments.

          (b)  Subject to the provisions of Section

11(c), all determinations required to be made under this

Section 11, including whether and when a Gross- Up

Payment is required and the amount of such Gross-Up

Payment and the assumptions to be utilized in arriving at

such determination, shall be made by Coopers & Lybrand

LLP or such other certified public accounting firm as may

be designated by the Employee (the "Accounting Firm"),

which shall provide detailed supporting calculations both

to the Company and the Employee within 15 business days

of the receipt of notice from the Employee that there has

been a Payment, or such earlier time as is requested by

the Company. In the event that the Accounting Firm is

serving as accountant or auditor for the individual,

entity or group effecting the Change of Control, the

Employee shall appoint another nationally recognized

accounting firm to make the determinations required

hereunder (which accounting firm shall then be referred

to as the Accounting Firm hereunder).  All fees and

expenses of the Accounting Firm shall be borne solely by

the Company.  Any Gross-Up Payment, as determined

pursuant to this Section 11, shall be paid by the Company

to the Employee within five days of the receipt of the

Accounting Firm's determination.  Any determination by

the Accounting Firm shall be binding upon the Company and

the Employee. As a result of the uncertainty in the

application of Section 4999 of the Code at the time of

the initial determination by the Accounting Firm

hereunder, it is possible that Gross-Up Payments which

will not have been made by the Company should have been

made ("Underpayment"), consistent with the calculations

required to be made hereunder.  In the event that the

Company exhausts its remedies pursuant to Section 11(c)

and the Employee thereafter is required to make a payment

of any Excise Tax, the Accounting Firm shall determine

the amount of the Underpayment that has occurred and any

such Underpayment shall be promptly paid by the Company

to or for the benefit of the Employee.

          (c)  The Employee shall notify the Company in

writing of any claim by the Internal Revenue Service

that, if successful, would require the payment by the

Company of the Gross-Up Payment.  Such notification shall

be given as soon as practicable but no later than ten

business days after the Employee is informed in writing

of such claim and shall apprise the Company of the nature

of such claim and the date on which such claim is

requested to be paid.  The Employee shall not pay such

claim prior to the expiration of the 30-day period

following the date on which it gives such notice to the

Company (or such shorter period ending on the date that

any payment of taxes with respect to such claim is due).

If the Company notifies the Employee in writing prior to

the expiration of such period that it desires to contest

such claim, the Employee shall:

                    (i)     give the Company any

          information reasonably requested by the Company

          relating to such claim,

                    (ii)     take such action in

          connection with contesting such claim as the

          Company shall reasonably request in writing

          from time to time, including, without

          limitation, accepting legal representation with

          respect           to such claim by an attorney

          reasonably selected by the Company,

                    (iii)  cooperate with the Company in

          good faith in order effectively to contest such

          claim, and

                    (iv)  permit the Company to

          participate in any proceedings relating to such

          claim;

provided, however, that the Company shall bear and pay

directly all costs and expenses (including additional

interest and penalties) incurred in connection with such

contest and shall indemnify and hold the Employee

harmless, on an after-tax basis, for any Excise Tax or

income tax (including interest and penalties with respect

thereto) imposed as a result of such representation and

payment of costs and expenses.  Without limitation on the

foregoing provisions of this Section 11(c), the Company

shall control all proceedings taken in connection with

such contest and, at its sole option, may pursue or forgo

any and all administrative appeals, proceedings, hearings

and conferences with the taxing authority in respect of

such claim and may, at its sole option, either direct the

Employee to pay the tax claimed and sue for a refund or

contest the claim in any permissible manner, and the

Employee agrees to prosecute such contest to a

determination before any administrative tribunal, in a

court of initial jurisdiction and in one or more

appellate courts, as the Company shall determine;

provided, however, that if the Company directs the

Employee to pay such claim and sue for a refund, the

Company shall advance the amount of such payment to the

Employee, on an interest-free basis and shall indemnify

and hold the Employee harmless, on an after-tax basis,

from any Excise Tax or income tax (including interest or

penalties with respect thereto) imposed with respect to

such advance or with respect to any imputed income with

respect to such advance; and further provided that any

extension of the statute of limitations relating to

payment of taxes for the taxable year of the Employee

with respect to which such contested amount is claimed to

be due is limited solely to such contested amount.

Furthermore, the Company's control of the contest shall

be limited to issues with respect to which a Gross-Up

Payment would be payable hereunder and the Employee shall

be entitled to settle or contest, as the case may be, any

other issue raised by the Internal Revenue Service or any

other taxing authority.

     (d)     If, after the receipt by the Employee of an

amount advanced by the Company pursuant to Section 11(c),

the Employee becomes entitled to receive any refund with

respect to such claim, the Employee shall (subject to the

Company's complying with the requirements of Section

11(c)) promptly pay to the Company the amount of such

refund (together with any interest paid or credited

thereon after taxes applicable thereto).  If, after the

receipt by the Employee of an amount advanced by the

Company pursuant to Section 11(c), a determination is

made that the Employee shall not be entitled to any

refund with respect to such claim and the Company does

not notify the Employee in writing of its intent to

contest such denial of refund prior to the expiration of

30 days after such determination, then such advance shall

be forgiven and shall not be required to be repaid and

the amount of such advance shall offset, to the extent

thereof, the amount of Gross-Up Payment required to be

paid.

     12.     Confidential Information.  The Employee

shall hold in a fiduciary capacity for the benefit of the

Company all secret or confidential information, knowledge

or data relating to the Company or any of its affiliated

companies, and their respective businesses, which shall

have been obtained by the Employee during the Employee's

employment by the Company or any of its affiliated

companies, excluding, however, any such information,

knowledge or data that is or becomes publicly known

(other than by acts by the Employee in violation of this

Agreement).  After termination of the Employee's

employment with the Company, the Employee shall not,

without the prior written consent of the Company or as

may otherwise be required by law or legal process,

communicate or divulge any such information, knowledge or

data to anyone other than the Company and those

designated by it.  Except as provided in the next

following sentence, in no event shall an asserted

violation of the provisions of this Section 12 constitute

a basis for deferring or withholding any amounts

otherwise payable to the Employee under this Agreement.

The Employee acknowledges and agrees that, because the

legal remedies of the Company would be inadequate in the

event of the Employee's breach of the confidentiality

obligations contained in this Section 12, the Company

may, in addition to obtaining any other remedy or relief

available to it, enforce the provisions of this Section

11 by injunction, specific performance or other equitable

remedies; and if the Company is successful in obtaining a

preliminary injunction or similar equitable relief within

90 days of alleging such breach, the Company shall be

entitled, notwithstanding the provisions of the

immediately preceding sentence, to defer or withhold

payment thereafter until final adjudication of such

alleged breach.

     13.     Non-Competition and Consulting.

          (a)     So long as the Employee is employed as

a full-time employee of the Company, and for a period of

eighteen (18) months after termination of his employment

by reason of (x) the Company's termination other than for

Cause or Disability, or (y) the Employee's termination

for Good Reason or exercise of his right of Voluntary

Termination as provided in Section 5.2 (hereinafter each

a "Non-Competition Trigger Event"), the Employee will not

directly or indirectly (i) be or become an individual

proprietor, owner, partner, stockholder, officer,

employee, director, consultant, joint venturer, investor

or lender (or in any other capacity whatsoever other than

as a passive limited partner in any venture fund or

investment company or as the holder of not more than one

percent (1%) of the total outstanding stock of a publicly

held company) of any company or entity that directly

competes, in any material respect, with the "Company's

Business" (which, for purposes of this Section 13(a),

means the production and/or sale of products and the

providing of services of the kind and scope (x) being

produced, sold and/or provided by the Company at the time

of termination of the Company's employment or (y) in

respect of which plans for their production, sale and/or

provision had been approved by the Company prior to such

termination), or (ii) recruit, solicit or induce, or

attempt to induce, any employee or employees of the

Company or its affiliates to terminate their employment

with, or otherwise cease their relationship with the

Company or such affiliates;

          (b)     In consideration of the Employee's

agreement to refrain from competing with the Company and

his agreement to provide consulting services to the

Company, the Company will pay the Employee, at the time

of termination of his employment, an amount equal to the

product of (i) eighteen (18) and (ii) the quotient

determined by dividing (x) the sum of the Annual Base

Salary plus the greater of (1) the bonus paid to the

Employee for the immediately preceding fiscal year and

(2) an amount equal to the average of the annual bonus

paid to the Employee for the immediately three preceding

years by (y) twelve (12).

          (c)     If, during the Employment Period, the

Employee's employment is terminated by reason of any of

the Non-Competition Trigger Events, the Employee shall,

for a period of eighteen (18) months after such

termination, provide to the Company consultation services

("Consultation Period") to assist the Company in

minimizing the disruption in transitioning to the

Employee's successor.  During the Consultation Period,

the Employee will not be obligated to devote more than

thirty (30) days in any twelve(12)-month period or more

than four (4) days in any calendar month to the

performance of consulting services to the Company.

Nothing in this Section 13(c) shall prohibit the Employee

from pursuing such other business activities as he shall

desire, subject to the provisions of Section 13(a).  For

purposes of this Agreement and Section 10(b) of the 1982

INTERSOLV Inc. Stock Option Plan and Section 11(b) of the

1992 INTERSOLV Inc. Stock Option Plan (individually, the

"1982 Plan" or the "1992 Plan" and collectively, the

"Plans"), there shall be an irrebuttable presumption that

the Employee, during the Consultation Period, shall have

satisfied the conditions of the referenced sections of

the Plans, and shall have rendered substantial services

to the Company for purposes of allowing any relevant

option to be exercised during the Consultation Period.

          (d)     If any restriction set forth in this

Section 13 is found by any court of competent

jurisdiction to be unenforceable because it extends for

too long a period of time or over too great a range of

activities or in too broad a geographic area, it shall be

interpreted to extend only over the maximum period of

time, range of activities or geographic area as to which

it may be enforceable.

          (e)     The restrictions contained in this

Section 13 are necessary for the protection of the

business and goodwill of the Company and are considered

by the Employee to be reasonable for such purpose.  The

Employee agrees that any breach of this Section 13 will

cause the Company substantial and irrevocable damage and

therefore, in the event of any such breach, in addition

to such other remedies which may be available, the

Company shall have the right to seek specific performance

and injunctive relief.

     14.     Indemnification.  The Employee shall be

fully indemnified by the Company and its successors in

his capacity as an officer and director (if applicable)

of the Company to the full extent permitted by Delaware

law, and shall be defended and held harmless, absolutely,

irrevocably and forever by the Company and its successor

to the full extent permitted by Delaware law, from and

against all claims, demands, liabilities, costs,

expenses, damages and causes of action of any nature

whatsoever, arising out of or incidental to the execution

of the Employee's duties and responsibilities hereunder

regarding any matters or actions the Employee undertook

or performed within the course and scope of his duties

and responsibilities as an officer, employee and director

(if applicable) of the Company, including without

limitation advances by the Company to the Employee for

the payment of legal fees and expenses, provided that the

Employee shall advise the Company promptly of any such

claim or litigation against him and cooperate fully with

the Company in connection therewith, and provided further

that the Company shall have the right to assume and

control the defense of such action and to take such

action as is reasonably necessary to discharge its

obligations hereunder.  In addition, the Company shall

include the Employee as a named insured in any Directors

and Officers Liability Insurance policy or policies

maintained by the Company for its directors and officers.

The provisions of this Section 14 shall survive the

expiration, suspension or termination, for any reason, of

this Agreement.

     15.     Successors.  (a)  This Agreement is personal

to the Employee and without the prior written consent of

the Company shall not be assignable by the Employee

otherwise than by will or the laws of descent and

distribution.  This Agreement shall inure to the benefit

of and be enforceable by the Employee's legal

representatives.

          (b)     This Agreement shall inure to the

benefit of and be binding upon the Company and its

successors and assigns.

          (c)     The Company will require any successor

(whether direct or indirect, by purchase, merger,

consolidation or otherwise) to all or substantially all

of the business and/or assets of the Company to assume

expressly and agree to perform this Agreement in the same

manner and to the same extent that the Company would be

required to perform it if no such succession had taken

place.  As used in this Agreement, "Company" shall mean

the Company as hereinbefore defined and any successor to

its business and/or assets as aforesaid which assumes and

agrees to perform this Agreement by operation of law, or

otherwise.

     16.     Miscellaneous.  (a)  This Agreement shall be

governed by and construed in accordance with the laws of

the State of Delaware, without reference to principles of

conflict of laws.  The captions of this Agreement are not

part of the provisions hereof and shall have no force or

effect.  This Agreement may not be amended or modified

otherwise than by a written agreement executed by the

parties hereto or their respective successors and legal

representatives.

          (b)     All notices and other communications

hereunder shall be in writing and shall be given by hand

delivery to the other party or by registered or certified

mail, return receipt requested, postage prepaid,

addressed as follows:

     If to the Employee:

          Kevin J. Burns
          12409 Beal Spring Road
          Potomac, MD  20854

     If to the Company:

          INTERSOLV, INC.
          9420 Key West Avenue
          Rockville, MD 20850

          Attention:  Vice President and General Counsel

or to such other address as either party shall have

furnished to the other in writing in accordance herewith.

Notice and communications shall be effective when

actually received by the addressee.

          (c)     The invalidity or unenforceability of

any provision of this Agreement shall not affect the

validity or enforceability of any other provision of this

Agreement.

          (d)     The Company may withhold from any

amounts payable under this Agreement such Federal, state,

local or foreign taxes as shall be required to be

withheld pursuant to any applicable law or regulation.

          (e)     The Employee's or the Company's failure

to insist upon strict compliance with any provision

hereof or any other provision of this Agreement or the

failure to assert any right the Employee or the Company

may have hereunder, including, without limitation, the

right of the Employee to terminate employment for Good

Reason pursuant to Section 6.3(c) of this Agreement,

shall not be deemed to be a waiver of such provision or

right or any other provision or right of this Agreement.

     IN WITNESS WHEREOF, the Employee has hereunto set

the Employee's hand and, pursuant to the authorization

from its Board of Directors, the Company has caused this

Agreement to be executed in its name on its behalf, all

as of the day and year first above written.


                              /s/        Kevin J. Burns
                                          Kevin J.
Burns__

                              Address:  12409 Beal Spring
Road
                                        Potomac, MD
20854


                              INTERSOLV, INC.

                              By  /s/ Russell E.
Planitzer
                                   Russell E.
Planitzer________

                                             Exhibit 10.2

                  EMPLOYMENT AGREEMENT



     EMPLOYMENT AGREEMENT (the "Agreement"), made as of

the 1st day of August, 1996, by and between INTERSOLV,

INC., a Delaware corporation with its principal place of

business at 9420 Key West Avenue, Rockville, Maryland

20850 (the "Company"), and Gary G. Greenfield (the

"Employee").

     In consideration of the mutual covenants and

promises contained herein, and other good and valuable

consideration, the receipt and sufficiency of which are

hereby acknowledged by the parties hereto, the parties

agree as follows:

     1.     Term of Employment.  The Company hereby

agrees to employ the Employee, and the Employee hereby

accepts employment with the Company, upon the terms set

forth in this Agreement, for the period, commencing on

August 1, 1996 (the "Commencement Date") and ending on

July 31, 1999 (such period, as it may be extended as

provided herein, the "Employment Period"); provided,

however, that the Employment Period shall be

automatically extended for a twelve-month period on

August 1, 1997 and on each August 1 thereafter unless the

Board of Directors ("Board") of the Company provides the

Employee, or the Employee provides the Company, with

written notice that the Company or the Employee, as the

case may be, will not so extend the Employment Period,

such notice to be given at least sixty (60) days prior to

the then applicable August 1 extension date.  In the

event a Change of Control (as defined herein) occurs

during the Employment Period, the Employment Period shall

be automatically extended for the period commencing on

the Effective Date (as defined herein) of the Change of

Control and ending on the third anniversary of such date,

except as otherwise provided in Section 5.2.

     2.     Position and Duties.

          2.1.     The Employee shall, during the

Employment Period, be a full-time employee of the

Company, shall report to the Chairman of the Board and

shall serve as President and Chief Operating Officer

(COO) of the Company.  The Employee shall, as COO of the

Company, perform the duties and functions customarily

performed by the COO of a Company, including assisting

the chief executive officer of the Company in

establishing the Company's strategy and managing the day-

to-day operations of the Company.

          2.2.  The Employee shall generally perform his

duties and services from the Company's offices in

Rockville, Maryland, and shall not be required by the

Company to be personally based or transferred anywhere

other than the metropolitan area in which his office in

the Company's headquarters is now located, without the

Employee's prior written consent.

          2.3.  The Employee hereby accepts such

employment and agrees to perform such duties and

responsibilities and such other duties and

responsibilities, consistent with his position as COO of

the Company, as the Board shall from time to time

reasonably assign to him.  The Employee agrees to devote

his business time, attention and energies to the business

and interests of the Company during the Employment

Period, except (i) with respect to incidental business

activities, including the management of his personal

investments, and outside directorships which shall be

fully disclosed to the Board by the Employee prior to

engagement in such activities or directorships (other

than outside directorships with Hyperion Software and

AMISYS Managed Care Systems, Inc., which have been

disclosed to and approved by the Board) and which, in the

sole determination of the Board, do not cause a conflict

of interest or interfere with the Employee's performance

of his duties hereunder; or (ii) as otherwise agreed in

writing by the Employee and the Board.

     3.     Compensation and Benefits.

          3.1.     Salary.  During the Employment Period,

the Company shall pay the Employee an annual base salary

("Annual Base Salary") of $275,000 which shall be paid at

a monthly rate.  The Annual Base Salary may be increased

from time to time as determined by the Board, in its

discretion, upon a review that shall take place at least

annually.

          3.2.     Bonus.  During the Employment Period,

the Employee shall be entitled to participate in each

bonus or incentive plan established by the Company for

its senior executive officers, including, without

limitation, the Company's Incentive Compensation Plan.

The Board shall have the discretion, but not have any

obligation, to grant additional bonuses as it may

determine from time to time.

          3.3.     Stock Option or Stock Incentive Plans.

During the Employment Period, the Employee shall be

entitled to participate in the Company's stock option and

other stock incentive plans for senior executive(s);

provided, however, that the grant of any stock options

shall be subject to the discretion of the Board or a

committee of the Board if the Board delegates such

authority to a committee.  Stock Options currently held

by the Employee and additional stock options hereafter

granted to the Employee which at any time or from time to

time are outstanding and unexercised are collectively

hereafter referred to as "Outstanding Stock Options".

The Outstanding Stock Options shall vest and become

immediately exercisable as provided in Section 8 of this

Agreement.

          3.4.     Other Benefits.  During the Employment

Period, the Employee (a) shall be entitled to participate

in all incentive, saving and retirement plans, practices

and policies and programs applicable generally to other

senior executives of the Company and (b) shall be

eligible for participation in and shall receive all

benefits under welfare benefit plans, practices, policies

and programs ("Welfare Benefits") provided by the Company

(including, without limitation, medical, prescription,

dental, disability, salary continuance, employee life,

group life, accidental death and travel accident

insurance plans and programs) to the extent applicable

generally to other senior executives of the Company,

including the Welfare Benefits provided under the plans,

practices, policies and programs currently in effect and

listed on Exhibit A to this Agreement.  In addition, the

Employee shall be entitled to such other perquisites of

office as are generally provided by the Company to senior

executives.

          3.5.     Vacation.  During the Employment

Period, the Employee shall be entitled to a paid vacation

of not less than six weeks or, if more favorable to the

Employee, paid vacation in accordance with the most

favorable plans or practice as in effect generally with

respect to other senior executives of the Company.

     4.     Expense Reimbursement.  Subject to compliance

with the Company's normal and customary policies

regarding substantiation and verification of business

expenses, the Employee is authorized to incur on behalf

of the Company, and the Company shall pay and/or

reimburse the Employee for, all customary and reasonable

expenses incurred in connection with the performance of

his duties or for performing, pursuing or otherwise

furthering the business of the Company, or any of its

subsidiaries, including expenses for travel,

entertainment and similar items.

     5.     Change of Control.

          5.1.     Certain Definitions.  For purposes of

this Agreement, the following terms shall have the

following meanings:

          (a)     The "Effective Date" shall mean the

first date during the Employment Period on which a Change

of Control (as defined below) occurs.  Anything in this

Agreement to the contrary notwithstanding, if a Change of

Control occurs and if the Employee's employment with the

Company is terminated prior to the date on which the

Change of Control occurs, and if it is reasonably

demonstrated by the Employee that such termination of

employment (i) was at the request of a third party who

has taken steps reasonably calculated to effect a Change

of Control or (ii) otherwise arose in connection with or

anticipation of a Change of Control, then for all

purposes of this Agreement the "Effective Date" shall

mean the date immediately prior to the date of such

termination of employment.

          (b)     "Change of Control" shall mean:

               (i)     The acquisition by any individual,

entity or group (within the meaning of Section 13(d)(3)

or 14(d)(2) of the Securities Exchange Act of 1934, as

amended (the "Exchange Act")) (a "Person") of beneficial

ownership (within the meaning of Rule 13d-3 promulgated

under the Exchange Act) of 30% or more of either (A) the

then outstanding shares of common stock of the Company

(the "Outstanding Company Common Stock") or (B) the

combined voting power of the then outstanding voting

securities of the Company entitled to vote generally in

the election of directors (the "Outstanding Company

Voting Securities"); provided, however, that for purposes

of this subsection b(i), the following acquisitions shall

not constitute a Change of Control: (A) any acquisition

directly from the Company, (B) any acquisition by the

Company, (C) any acquisition by any employee benefit plan

(or related trust) sponsored or maintained by the Company

or any corporation controlled by the Company or (D) any

acquisition by any corporation pursuant to a transaction

which complies with clauses (A), (B) and (C) of

subsection b(iii) of this Section 5.1; or

               (ii)     Individuals who, as of the date

hereof, constitute the Board (the "Incumbent Board")

cease for any reason to constitute at least a majority of

the Board; provided, however, that any individual

becoming a director subsequent to the date hereof whose

election, or nomination for election by the Company's

shareholders, was approved by a vote of at least a

majority of the directors then comprising the Incumbent

Board shall be considered as though such individual were

a member of the Incumbent Board, but excluding, for this

purpose, any such individual whose initial assumption of

office occurs as a result of an actual or threatened

election contest with respect to the election or removal

of directors or other actual or threatened solicitation

of proxies or consents by or on behalf of a Person other

than the Board; or

               (iii)     Approval by the shareholders of

the Company of a reorganization, merger or consolidation

or sale or other disposition of all or substantially all

of the assets of the Company (a "Business Combination"),

in each case, unless, following such Business

Combination, (A) all or substantially all of the

individuals and entities who were the beneficial owners,

respectively, of the Outstanding Company Common Stock and

Outstanding Company Voting Securities immediately prior

to such Business Combination beneficially own, directly

or indirectly, more than 60% of, respectively, the then

outstanding shares of common stock and the combined

voting power of the then outstanding voting securities

entitled to vote generally in the election of directors,

as the case may be, of the corporation resulting from

such Business Combination (including, without limitation,

a corporation which as a result of such transaction owns

the Company or all or substantially all of the Company's

assets either directly or through one or more

subsidiaries) in substantially the same proportions as

their ownership, immediately prior to such Business

Combination of the Outstanding Company Common Stock and

Outstanding Company Voting Securities, as the case may

be, (B) no Person (excluding any employee benefit plan

(or related trust) of the Company or such corporation

resulting from such Business Combination) beneficially

owns, directly or indirectly, 30% or more of,

respectively, the then outstanding shares of common stock

of the corporation resulting from such Business

Combination or the combined voting power of the then

outstanding voting securities of such corporation except

to the extent that such ownership existed prior to the

Business Combination and (C) at least a majority of the

members of the board of directors of the corporation

resulting from such Business Combination were members of

the Incumbent Board at the time of the execution of the

initial agreement, or of the action of the Board,

providing for such Business Combination; or

               (iv)     Approval by the shareholders of

the Company of a complete liquidation or dissolution of

the Company.

          5.2.     Termination by Employee Upon a Change

of Control.  The Employee's employment may be terminated

by the Employee voluntarily at any time during the twelve

month period following the Effective Date of a Change of

Control, without the necessity of providing the reason

for such termination ("Voluntary Termination").

     6.     Termination of Employment.

          6.1.     Death or Disability.  The Employee's

employment shall terminate automatically upon the

Employee's death during the Employment Period.  If the

Company determines in good faith that the Disability of

the Employee has occurred during the Employment Period

(pursuant to the definition of Disability set forth

below), it may give to the Employee written notice in

accordance with Section 16(b) of this Agreement of its

intention to terminate the Employee's employment.  In

such event, the Employee's employment with the Company

shall terminate effective on the 30th day after receipt

of such notice by the Employee (the "Disability Effective

Date"), provided that, within the 30 days after such

receipt, the Employee shall not have returned to

full-time performance of the Employee's duties.  For

purposes of this Agreement, "Disability" shall mean (a)

the absence of the Employee from the Employee's duties

with the Company on a full-time basis for 180 days during

any 240-day period as a result of incapacity due to

mental or physical illness or (b) the determination

(evidenced by a written report or certificate) by a

physician selected by the Company or its insurers, and

acceptable to the Employee or the Employee's legal

representative, that the Employee is incapable, due to

mental or physical illness, to perform his duties on a

full-time basis for at least 180 days during the ensuing

240 days.

     6.2.     Cause.  The Company may terminate the

Employee's employment during the Employment Period for

Cause. For purposes of this Agreement, "Cause" shall

mean:

          (a)     the willful and continued failure of

the Employee to perform substantially the Employee's

duties with the Company or one of its affiliates (other

than any such failure resulting from Disability),

          (b)     the Employee's conviction of a felony,

          (c)     the Employee's gross and reckless

negligence in the performance of his duties which

materially adversely affects the Company's business, or

          (d)     a material breach of any of the

Employee's covenants contained in Sections 12 and 13 of

this Agreement.



For purposes of this provision, no act or failure to act,

on the part of the Employee, shall be considered

"willful" unless it is done, or omitted to be done, by

the Employee in bad faith or without reasonable belief

that the Employee's action or omission was in the best

interests of the Company.  Any act, or failure to act,

based upon authority given pursuant to a resolution duly

adopted by the Board or upon the instructions of the

Chief Executive Officer or a senior officer of the

Company or based upon the advice of counsel for the

Company shall be conclusively presumed to be done, or

omitted to be done, by the Employee in good faith and in

the best interests of the Company.  The cessation of

employment of the Employee shall not be deemed to be for

Cause unless and until (i) in the event of any Cause

defined in paragraphs (a), (c) and (d) of this Section

6.2, a written notice has been delivered to the Employee

by the Board which specifically identifies the Cause

which is the Board's basis for termination and the

Employee has failed to cure or remedy the act or omission

so identified within a period of thirty (30) days after

the Employee's receipt of such notice and (ii) the Board

has delivered to the Employee a copy of a resolution duly

adopted by the affirmative vote of not less than

three-quarters of the entire membership of the Board

(excluding the Employee if he is a member of the Board)

at a meeting of the Board called and held for such

purpose (after reasonable notice is provided to the

Employee and the Employee is given an opportunity,

together with counsel, to be heard before the Board),

finding that, in the good faith opinion of the Board, the

Employee is guilty of the conduct described in paragraph

(a), (b), (c) or (d) above, and specifying the

particulars thereof in detail.

     6.3.     Good Reason.  The Employee's employment may

be terminated by the Employee for Good Reason.  For

purposes of this Agreement, "Good Reason" shall mean:

          (a)     the assignment to the Employee of any

duties inconsistent in any significant respect with the

Employee's position (including status, offices, titles

and reporting requirements), authority, duties or

responsibilities as contemplated by Section 2 of this

Agreement (or which are pursuant to such other position

within the Company to which he may with his written

approval be promoted), or any other action by the Company

which results in a significant diminution in such

position, authority, duties or responsibilities,

excluding for this purpose an isolated, insubstantial and

inadvertent action not taken in bad faith and which is

remedied by the Company promptly after receipt of notice

thereof given by the Employee;

          (b)     any failure by the Company to comply

with any of the provisions of Section 3 or any of the

other material provisions of this Agreement, other than

an isolated, insubstantial and inadvertent failure not

occurring in bad faith and which is remedied by the

Company promptly after receipt of notice thereof given by

the Employee;

          (c)     the Company's requiring the Employee to

be based at any office or location other than as provided

in Section 2.2 hereof or the Company's requiring the

Employee to travel on Company business to a substantially

greater extent than reasonably and customarily required

in the performance of his responsibilities;

          (d)     any purported termination by the

Company of the Employee's employment otherwise than as

expressly permitted by this Agreement; or

          (e)     any failure by the Company to comply

with and satisfy Section 15(c) of this Agreement.

          6.4.     Termination at Election of Employee

Other Than For Change of Control.  The Employee may

voluntarily terminate his employment other than pursuant

to Section 5.2, upon not less than six months prior

written notice to the Company; provided, that the Company

may, after receipt of such notice, terminate the

Employee's employment prior to the expiration of such six-

month period upon not less than thirty days prior written

notice.

          6.5.     Notice of Termination.  Any

termination by the Company for Cause, or by the Employee

for Good Reason, a Voluntary Termination after a Change

of Control or pursuant to Section 6.4, shall be

communicated by Notice of Termination to the other party

hereto given in accordance with Section 16(b) of this

Agreement.

For purposes of this Agreement, a "Notice of Termination"

means a written notice which (a) indicates the specific

termination provision in this Agreement relied upon, (b)

to the extent applicable, sets forth in reasonable detail

the facts and circumstances claimed to provide a basis

for termination of the Employee's employment under the

provision so indicated and (c) if the Date of Termination

(as defined below) is other than the date of receipt of

such notice, specifies the termination date (which date

shall be not more than thirty days after the giving of

such notice, except as provided in Section 6.4).  The

failure by the Employee or the Company to set forth in

the Notice of Termination any fact or circumstance which

contributes to a showing of Good Reason or Cause shall

not waive any right of the Employee or the Company,

respectively, hereunder or preclude the Employee or the

Company, respectively, from asserting such fact or

circumstance in enforcing the Employee's or the Company's

rights hereunder.

          6.6.     Date of Termination.  "Date of

Termination" means (a) if the Employee's employment is

terminated by the Company for Cause, or by the Employee

for Good Reason, Voluntary Termination or pursuant to

Section 6.4, the date of receipt of the Notice of

Termination or any later date specified therein, as the

case may be, (b) if the Employee's employment is

terminated by the Company other than for Cause or

Disability, the date on which the Company notifies the

Employee of such termination and (c) if the Employee's

employment is terminated by reason of death or

Disability, the date of death of the Employee or the

Disability Effective Date, as the case may be.

     7.     Obligations of the Company upon Termination.

(a)     Good Reason; Other Than for Cause, Death or

Disability.  If, during the Employment Period, the

Company shall terminate the Employee's employment other

than for Cause or Disability or the Employee shall

terminate his employment for Good Reason or shall

exercise his right of Voluntary Termination pursuant to

Section 5.2,

               (i)     the Company shall pay to the

Employee the aggregate of the following amounts:

     A.     a lump sum cash payment within 30 days after

the Date of Termination equal to the sum of (1) the

Employee's Annual Base Salary through the Date of

Termination to the extent not theretofore paid, (2) the

product of (x) the higher of (I) the annual bonus payable

for the then current fiscal year, annualized on the basis

of quarterly bonus payments paid or accrued during such

fiscal year, and (II) the annual bonus paid or payable,

including any bonus or portion thereof which has been

earned but deferred (and annualized for any fiscal year

consisting of less than twelve full months) for the most

recently completed fiscal year during the Employment

Period, if any (such higher amount being referred to as

the "Highest Annual Bonus") and (y) a fraction, the

numerator of which is the number of days in the current

fiscal year through the Date of Termination, and the

denominator of which is 365 and (3) any compensation

previously deferred by the Employee (together with any

accrued interest or earnings thereon) and any accrued

vacation pay, in each case to the extent not theretofore

paid (the sum of the amounts described in clauses (1),

(2), and (3) shall be hereinafter referred to as the

"Accrued Obligations"); and

     B.     the amount equal to the product of

(i) eighteen (18) and (ii) the quotient determined by

dividing (x) the sum of the Annual Base Salary plus the

greater of (1) the bonus paid to the Employee for the

immediately preceding fiscal year and (2) an amount equal

to the average of the annual bonus paid to the Employee

for the immediately three preceding years by (y) twelve

(12), which amount shall be paid (AA) in a lump sum

within 30 days after the Date of Termination if

termination occurs by reason of Voluntary Termination

pursuant to Section 5.2, termination by the Company

without Cause after a Change of Control or termination by

the Employee for Good Reason after a Change of Control or

(BB) in eighteen (18) substantially equal monthly

installments over the 18 month period following the Date

of Termination if termination occurs by reason of

termination by the Company without Cause prior to a

Change of Control or termination by the Employee for Good

Reason prior to a Change of Control; and

     C.     a lump sum cash payment within 30 days after

the Date of Termination equal to the difference between

(a) the actuarial equivalent of the benefit (utilizing

actuarial assumptions no less favorable to the Employee

than those in effect under the Company's qualified

defined benefit retirement plan (the "Retirement Plan"),

if any such plan is then in effect, and any excess or

supplemental retirement plan in which the Employee

participates ("SERP"), which the Employee would receive

if the Employee's employment continued for the balance of

the Employment Period assuming for this purpose that all

accrued benefits are fully vested, and (b) the actuarial

equivalent of the Employee's actual benefit (paid or

payable), if any, under the Retirement Plan and the SERP

as of the Date of Termination;

               (ii)     for the balance of the Employment

after the Employee's Date of Termination, or such longer

period as may be provided by the terms of the appropriate

plan, program, practice or policy, the Company shall

continue benefits to the Employee and/or the Employee's

family at least equal to those which would have been

provided to them in accordance with the Welfare

Benefit(s) plans, programs, practices and policies

described in Section 3.4 of this Agreement if the

Employee's employment had not been terminated or, if more

favorable to the Employee, as in effect generally at any

time thereafter with respect to other senior executives

of the Company and their families, provided, however,

that if the Employee becomes reemployed with another

employer and is eligible to receive medical or other

welfare benefits under another employer-provided plan,

the medical and other welfare benefits described herein

shall be secondary to those provided under such other

plan during such applicable period of eligibility, and

for purposes of determining eligibility (but not the time

of commencement of benefits) of the Employee for retiree

benefits pursuant to such plans, practices, programs and

policies, the Employee shall be considered to have

remained employed until the expiration of the Employment

Period and to have retired on the last day of such

period;

          (iii)     the Company shall, at its sole

expense as incurred, provide the Employee with

outplacement services for up to a maximum period of

twenty-four (24) months, the scope and provider of which

shall be selected by the Employee in the Employee's sole

discretion;

          (iv)     the Company shall at its sole expense,

provide the Employee, during the six (6) month period

following termination of his employment, a full-time

administrative support person of the Employee's choice

and thereafter for up to an additional twelve (12) months

a part-time administrative support person reasonably

acceptable to the Employee; and

          (v)     to the extent not theretofore paid or

provided, the Company shall timely pay or provide to the

Employee any other amounts or benefits required to be

paid or provided or which the Employee is eligible to

receive under any plan  program, policy or practice or

contract or agreement of the Company (such other amounts

and benefits shall be hereinafter referred to as the

"Other Benefits").

     (b)     Death.  If the Employee's employment is

terminated by reason of the Employee's death during the

Employment Period, this Agreement shall terminate without

further obligations to the Employee's legal

representatives under this Agreement, other than for (i)

payment of Accrued Obligations (ii) payment of

compensation for a period of six (6) months following his

death, based on his Annual Base Salary at the date of his

death, and (iii) the timely payment or provision of Other

Benefits, as  defined in Section 7(a)(iv).  Accrued

Obligations shall be paid to the Employee's estate or

beneficiary, as applicable, in a lump sum in cash within

30 days of the Date of Termination.  With respect to the

provision of Other Benefits, the term Other Benefits as

utilized in this Section 7(b) shall include, without

limitation, and the Employee's estate and/or

beneficiaries shall be entitled to receive, benefits at

least equal to the most favorable benefits provided by

the Company to the estates and beneficiaries of senior

executives of the Company and under such plans, programs,

practices and policies relating to death benefits, if

any, as in effect on the date of the Employee's death

with respect to other senior executives of the Company

and  their beneficiaries.

     (c)     Disability.  If the Employee's employment is

terminated by reason of the Employee's Disability during

the Employment Period, this Agreement shall terminate

without further obligations to the Employee, other than

for payment of Accrued Obligations and the timely payment

or provision of Other Benefits, as defined in Section

7(a)(iv).  Accrued Obligations shall be paid to the

Employee in a lump sum in cash within 30 days of the Date

of Termination.  With respect to the provision of Other

Benefits, the term Other Benefits as utilized in this

Section 7(c) shall include, and the Employee shall be

entitled after the Disability Effective Date to receive,

disability and other benefits at least equal to the most

favorable of those generally provided by the Company to

disabled executives and/or their families in accordance

with such plans, programs, practices and policies

relating to disability, if any, as in effect on the

Disability Effective Date with respect to other senior

executives of the Company and their families.

     (d)     Cause; Other than for Good Reason   If the

Employee's employment shall be terminated (i) by the

Company for Cause during the Employment Period, or (ii)

by the Employee (or the Company) pursuant to the

provisions of Section 6.4, this Agreement shall terminate

without further obligations to the Employee other than

the obligation to pay to the Employee (x) the Annual Base

Salary through the Date of Termination, (y) the amount of

any compensation previously deferred by the Employee, and

(z) Other Benefits accrued through the Date of

Termination, if any, in each case to the extent

theretofore unpaid.

     8.     Acceleration of Stock Options; Etc.  If,

during the Employment Period, (i) the Company shall

terminate the Employee's employment other than for Cause

or Disability, (ii) the Employee shall terminate his

employment for Good Reason or shall exercise his right of

Voluntary Termination (as provided in Section 5.2), or

(iii) a Change of Control shall occur; (a) the exercise

periods of all Outstanding Stock Options then held by the

Employee shall be accelerated and all such Options shall

be and become vested and exercisable in full at the time

the Change of Control occurs or if his employment is so

terminated on the Date of Termination or, if practicable,

immediately preceding the Date of Termination and (b) all

Outstanding Stock Options then held by the Employee shall

be exercisable, by the Employee, at any time within the

period during which the Employee is obligated to provide

consulting services to the Company and to refrain from

competing with the Company as provided in Section 13 of

this Agreement.

     9.     Non-exclusivity of Rights.  Nothing in this

Agreement shall prevent or limit the Employee's

continuing or future participation in any plan, program,

policy or practice provided by the Company and for which

the Employee may qualify, nor shall anything herein limit

or otherwise affect such rights as the Employee may have

under any contract or agreement with the Company.

Amounts which are vested benefits or which the Employee

is otherwise entitled to receive under any plan, policy,

practice or program of or any contract or agreement with

the Company at or subsequent to the Date of Termination

shall be payable in accordance with such plan, policy,

practice or program or contract or agreement except as

explicitly modified by this Agreement.

     10.     Full Settlement: Legal Fees.  The Company's

obligation to make the payments provided for in this

Agreement and otherwise to perform its obligations

hereunder shall not be affected by any set-off,

counterclaim, recoupment, defense or other claim, right

or action which the Company may have against the Employee

or others.  In no event shall the Employee be obligated

to seek other employment or take any other action by way

of mitigation of the amounts payable to the Employee

under any of the provisions of this Agreement and except

as specifically provided in Section 7(a)(ii), such

amounts shall not be reduced whether or not the Employee

obtains other employment.  The Company agrees to pay as

incurred, to the full extent permitted by law, all legal

fees and expenses which the Employee may reasonably incur

as a result of any contest by the Company, the Employee

or others of the validity or enforceability of, or

liability under, any provision of this Agreement or any

guarantee of performance thereof (including as a result

of any contest by the Employee about the amount of any

payment pursuant to this Agreement), plus in each case

interest on any delayed payment at the applicable Federal

rate provided for in Section 7872(f)(2)(A) of the

Internal Revenue Code of 1986, as amended (the "Code"),

provided, however, that if the Company shall prevail in

such contest through a final judgment in its favor, from

and after such final judgment the Company shall not be

obligated to pay any such fees and expenses and the

Employee shall reimburse the Company, within thirty (30)

days thereafter, an amount equal to the aggregate of such

fees and expenses theretofore paid by the Company less

$25,000.

     11.     Certain Additional Payments by the Company.

          (a)  Anything in this Agreement to the contrary

notwithstanding, in the event it shall be determined that

any payment or distribution by the Company to or for the

benefit of the Employee (whether paid or payable or

distributed or distributable pursuant to the terms of

this Agreement or otherwise, but determined without

regard to any additional payments required under this

Section 11) (a "Payment") would be subject to the excise

tax imposed by Section 4999 of the Code or any interest

or penalties are incurred by the Employee with respect to

such excise tax (such excise tax, together with any such

interest and penalties, are hereinafter collectively

referred to as the "Excise Tax"), then the Employee shall

be entitled to receive an additional payment (a "Gross-Up

Payment") in an amount such that after payment by the

Employee of all taxes (including any interest or

penalties imposed with respect to such taxes), including,

without limitation, any income taxes (and any interest

and penalties imposed with respect thereto) and Excise

Tax imposed upon the Gross-Up Payment, the Employee

retains an amount of the Gross- Up Payment equal to the

Excise Tax imposed upon the Payments.

          (b)  Subject to the provisions of Section

11(c), all determinations required to be made under this

Section 11, including whether and when a Gross- Up

Payment is required and the amount of such Gross-Up

Payment and the assumptions to be utilized in arriving at

such determination, shall be made by Coopers & Lybrand

LLP or such other certified public accounting firm as may

be designated by the Employee (the "Accounting Firm"),

which shall provide detailed supporting calculations both

to the Company and the Employee within 15 business days

of the receipt of notice from the Employee that there has

been a Payment, or such earlier time as is requested by

the Company. In the event that the Accounting Firm is

serving as accountant or auditor for the individual,

entity or group effecting the Change of Control, the

Employee shall appoint another nationally recognized

accounting firm to make the determinations required

hereunder (which accounting firm shall then be referred

to as the Accounting Firm hereunder).  All fees and

expenses of the Accounting Firm shall be borne solely by

the Company.  Any Gross-Up Payment, as determined

pursuant to this Section 11, shall be paid by the Company

to the Employee within five days of the receipt of the

Accounting Firm's determination.  Any determination by

the Accounting Firm shall be binding upon the Company and

the Employee. As a result of the uncertainty in the

application of Section 4999 of the Code at the time of

the initial determination by the Accounting Firm

hereunder, it is possible that Gross-Up Payments which

will not have been made by the Company should have been

made ("Underpayment"), consistent with the calculations

required to be made hereunder.  In the event that the

Company exhausts its remedies pursuant to Section 11(c)

and the Employee thereafter is required to make a payment

of any Excise Tax, the Accounting Firm shall determine

the amount of the Underpayment that has occurred and any

such Underpayment shall be promptly paid by the Company

to or for the benefit of the Employee.

          (c)  The Employee shall notify the Company in

writing of any claim by the Internal Revenue Service

that, if successful, would require the payment by the

Company of the Gross-Up Payment.  Such notification shall

be given as soon as practicable but no later than ten

business days after the Employee is informed in writing

of such claim and shall apprise the Company of the nature

of such claim and the date on which such claim is

requested to be paid.  The Employee shall not pay such

claim prior to the expiration of the 30-day period

following the date on which it gives such notice to the

Company (or such shorter period ending on the date that

any payment of taxes with respect to such claim is due).

If the Company notifies the Employee in writing prior to

the expiration of such period that it desires to contest

such claim, the Employee shall:

                    (i)     give the Company any

          information reasonably requested by the Company

          relating to such claim,

                    (ii)     take such action in

          connection with contesting such claim as the

          Company shall reasonably request in writing

          from time to time, including, without

          limitation, accepting legal representation with

          respect to such claim by an attorney reasonably

          selected by the Company,

                    (iii)  cooperate with the Company in

          good faith in order effectively to contest such

          claim, and

                    (iv)  permit the Company to

          participate in any proceedings relating to such

          claim;

provided, however, that the Company shall bear and pay

directly all costs and expenses (including additional

interest and penalties) incurred in connection with such

contest and shall indemnify and hold the Employee

harmless, on an after-tax basis, for any Excise Tax or

income tax (including interest and penalties with respect

thereto) imposed as a result of such representation and

payment of costs and expenses.  Without limitation on the

foregoing provisions of this Section 11(c), the Company

shall control all proceedings taken in connection with

such contest and, at its sole option, may pursue or forgo

any and all administrative appeals, proceedings, hearings

and conferences with the taxing authority in respect of

such claim and may, at its sole option, either direct the

Employee to pay the tax claimed and sue for a refund or

contest the claim in any permissible manner, and the

Employee agrees to prosecute such contest to a

determination before any administrative tribunal, in a

court of initial jurisdiction and in one or more

appellate courts, as the Company shall determine;

provided, however, that if the Company directs the

Employee to pay such claim and sue for a refund, the

Company shall advance the amount of such payment to the

Employee, on an interest-free basis and shall indemnify

and hold the Employee harmless, on an after-tax basis,

from any Excise Tax or income tax (including interest or

penalties with respect thereto) imposed with respect to

such advance or with respect to any imputed income with

respect to such advance; and further provided that any

extension of the statute of limitations relating to

payment of taxes for the taxable year of the Employee

with respect to which such contested amount is claimed to

be due is limited solely to such contested amount.

Furthermore, the Company's control of the contest shall

be limited to issues with respect to which a Gross-Up

Payment would be payable hereunder and the Employee shall

be entitled to settle or contest, as the case may be, any

other issue raised by the Internal Revenue Service or any

other taxing authority.

     (d)     If, after the receipt by the Employee of an

amount advanced by the Company pursuant to Section 11(c),

the Employee becomes entitled to receive any refund with

respect to such claim, the Employee shall (subject to the

Company's complying with the requirements of Section

11(c)) promptly pay to the Company the amount of such

refund (together with any interest paid or credited

thereon after taxes applicable thereto).  If, after the

receipt by the Employee of an amount advanced by the

Company pursuant to Section 11(c), a determination is

made that the Employee shall not be entitled to any

refund with respect to such claim and the Company does

not notify the Employee in writing of its intent to

contest such denial of refund prior to the expiration of

30 days after such determination, then such advance shall

be forgiven and shall not be required to be repaid and

the amount of such advance shall offset, to the extent

thereof, the amount of Gross-Up Payment required to be

paid.

     12.     Confidential Information.  The Employee

shall hold in a fiduciary capacity for the benefit of the

Company all secret or confidential information, knowledge

or data relating to the Company or any of its affiliated

companies, and their respective businesses, which shall

have been obtained by the Employee during the Employee's

employment by the Company or any of its affiliated

companies, excluding, however, any such information,

knowledge or data that is or becomes publicly known

(other than by acts by the Employee in violation of this

Agreement).  After termination of the Employee's

employment with the Company, the Employee shall not,

without the prior written consent of the Company or as

may otherwise be required by law or legal process,

communicate or divulge any such information, knowledge or

data to anyone other than the Company and those

designated by it.  Except as provided in the next

following sentence, in no event shall an asserted

violation of the provisions of this Section 12 constitute

a basis for deferring or withholding any amounts

otherwise payable to the Employee under this Agreement.

The Employee acknowledges and agrees that, because the

legal remedies of the Company would be inadequate in the

event of the Employee's breach of the confidentiality

obligations contained in this Section 12, the Company

may, in addition to obtaining any other remedy or relief

available to it, enforce the provisions of this Section

11 by injunction, specific performance or other equitable

remedies; and if the Company is successful in obtaining a

preliminary injunction or similar equitable relief within

90 days of alleging such breach, the Company shall be

entitled, notwithstanding the provisions of the

immediately preceding sentence, to defer or withhold

payment thereafter until final adjudication of such

alleged breach.

     13.     Non-Competition and Consulting.

          (a)     So long as the Employee is employed as

a full-time employee of the Company, and for a period of

eighteen (18) months after termination of his employment

by reason of (x) the Company's termination other than for

Cause or Disability, or (y) the Employee's termination

for Good Reason or exercise of his right of Voluntary

Termination as provided in Section 5.2 (hereinafter each

a "Non-Competition Trigger Event"), the Employee will not

directly or indirectly (i) be or become an individual

proprietor, owner, partner, stockholder, officer,

employee, director, consultant, joint venturer, investor

or lender (or in any other capacity whatsoever other than

as a passive limited partner in any venture fund or

investment company or as the holder of not more than one

percent (1%) of the total outstanding stock of a publicly

held company) of any company or entity that directly

competes, in any material respect, with the "Company's

Business" (which, for purposes of this Section 13(a),

means the production and/or sale of products and the

providing of services of the kind and scope (x) being

produced, sold and/or provided by the Company at the time

of termination of the Company's employment or (y) in

respect of which plans for their production, sale and/or

provision had been approved by the Company prior to such

termination), or (ii) recruit, solicit or induce, or

attempt to induce, any employee or employees of the

Company or its affiliates to terminate their employment

with, or otherwise cease their relationship with the

Company or such affiliates;

          (b)     In consideration of the Employee's

agreement to refrain from competing with the Company and

his agreement to provide consulting services to the

Company, the Company will pay the Employee, at the time

of termination of his employment, an amount equal to the

product of (i) eighteen (18) and (ii) the quotient

determined by dividing (x) the sum of the Annual Base

Salary plus the greater of (1) the bonus paid to the

Employee for the immediately preceding fiscal year and

(2) an amount equal to the average of the annual bonus

paid to the Employee for the immediately three preceding

years by (y) twelve (12).

          (c)     If, during the Employment Period, the

Employee's employment is terminated by reason of any of

the Non-Competition Trigger Events, the Employee shall,

for a period of eighteen (18) months after such

termination, provide to the Company consultation services

("Consultation Period") to assist the Company in

minimizing the disruption in transitioning to the

Employee's successor.  During the Consultation Period,

the Employee will not be obligated to devote more than

thirty (30) days in any twelve(12)-month period or more

than four (4) days in any calendar month to the

performance of consulting services to the Company.

Nothing in this Section 13(c) shall prohibit the Employee

from pursuing such other business activities as he shall

desire, subject to the provisions of Section 13(a).  For

purposes of this Agreement and Section 10(b) of the 1982

INTERSOLV Inc. Stock Option Plan and Section 11(b) of the

1992 INTERSOLV Inc. Stock Option Plan (individually, the

"1982 Plan" or the "1992 Plan" and collectively, the

"Plans"), there shall be an irrebuttable presumption that

the Employee, during the Consultation Period, shall have

satisfied the conditions of the referenced sections of

the Plans, and shall have rendered substantial services

to the Company for purposes of allowing any relevant

option to be exercised during the Consultation Period.

          (d)     If any restriction set forth in this

Section 13 is found by any court of competent

jurisdiction to be unenforceable because it extends for

too long a period of time or over too great a range of

activities or in too broad a geographic area, it shall be

interpreted to extend only over the maximum period of

time, range of activities or geographic area as to which

it may be enforceable.

          (e)     The restrictions contained in this

Section 13 are necessary for the protection of the

business and goodwill of the Company and are considered

by the Employee to be reasonable for such purpose.  The

Employee agrees that any breach of this Section 13 will

cause the Company substantial and irrevocable damage and

therefore, in the event of any such breach, in addition

to such other remedies which may be available, the

Company shall have the right to seek specific performance

and injunctive relief.

     14.     Indemnification.  The Employee shall be

fully indemnified by the Company and its successors in

his capacity as an officer and director (if applicable)

of the Company to the full extent permitted by Delaware

law, and shall be defended and held harmless, absolutely,

irrevocably and forever by the Company and its successor

to the full extent permitted by Delaware law, from and

against all claims, demands, liabilities, costs,

expenses, damages and causes of action of any nature

whatsoever, arising out of or incidental to the execution

of the Employee's duties and responsibilities hereunder

regarding any matters or actions the Employee undertook

or performed within the course and scope of his duties

and responsibilities as an officer, employee and director

(if applicable) of the Company, including without

limitation advances by the Company to the Employee for

the payment of legal fees and expenses, provided that the

Employee shall advise the Company promptly of any such

claim or litigation against him and cooperate fully with

the Company in connection therewith, and provided further

that the Company shall have the right to assume and

control the defense of such action and to take such

action as is reasonably necessary to discharge its

obligations hereunder.  In addition, the Company shall

include the Employee as a named insured in any Directors

and Officers Liability Insurance policy or policies

maintained by the Company for its directors and officers.

The provisions of this Section 14 shall survive the

expiration, suspension or termination, for any reason, of

this Agreement.

     15.     Successors.  (a)  This Agreement is personal

to the Employee and without the prior written consent of

the Company shall not be assignable by the Employee

otherwise than by will or the laws of descent and

distribution.  This Agreement shall inure to the benefit

of and be enforceable by the Employee's legal

representatives.

          (b)     This Agreement shall inure to the

benefit of and be binding upon the Company and its

successors and assigns.

          (c)     The Company will require any successor

(whether direct or indirect, by purchase, merger,

consolidation or otherwise) to all or substantially all

of the business and/or assets of the Company to assume

expressly and agree to perform this Agreement in the same

manner and to the same extent that the Company would be

required to perform it if no such succession had taken

place.  As used in this Agreement, "Company" shall mean

the Company as hereinbefore defined and any successor to

its business and/or assets as aforesaid which assumes and

agrees to perform this Agreement by operation of law, or

otherwise.

     16.     Miscellaneous.  (a)  This Agreement shall be

governed by and construed in accordance with the laws of

the State of Delaware, without reference to principles of

conflict of laws.  The captions of this Agreement are not

part of the provisions hereof and shall have no force or

effect.  This Agreement may not be amended or modified

otherwise than by a written agreement executed by the

parties hereto or their respective successors and legal

representatives.

          (b)     All notices and other communications

hereunder shall be in writing and shall be given by hand

delivery to the other party or by registered or certified

mail, return receipt requested, postage prepaid,

addressed as follows:

     If to the Employee:

          Gary G. Greenfield
          12413 Bacall Lane
          Potomac, MD  20854

     If to the Company:

          INTERSOLV, INC.
          9420 Key West Avenue
          Rockville, MD 20850

          Attention:  Vice President and General Counsel

or to such other address as either party shall have

furnished to the other in writing in accordance herewith.

Notice and communications shall be effective when

actually received by the addressee.

          (c)     The invalidity or unenforceability of

any provision of this Agreement shall not affect the

validity or enforceability of any other provision of this

Agreement.

          (d)     The Company may withhold from any

amounts payable under this Agreement such Federal, state,

local or foreign taxes as shall be required to be

withheld pursuant to any applicable law or regulation.

          (e)     The Employee's or the Company's failure

to insist upon strict compliance with any provision

hereof or any other provision of this Agreement or the

failure to assert any right the Employee or the Company

may have hereunder, including, without limitation, the

right of the Employee to terminate employment for Good

Reason pursuant to Section 6.3(c) of this Agreement,

shall not be deemed to be a waiver of such provision or

right or any other provision or right of this Agreement.

     IN WITNESS WHEREOF, the Employee has hereunto set

the Employee's hand and, pursuant to the authorization

from its Board of Directors, the Company has caused this

Agreement to be executed in its name on its behalf, all

as of the day and year first above written.




                               /s/     Gary G. Greenfield
                                    Gary G. Greenfield

                              Address:  12413 Bacall Lane
                                        Potomac, MD
20854


                              INTERSOLV, INC.

                              By_/s/ Russell E. Planitzer
                                   Russell E.
Planitzer________________


                                             Exhibit 10.3

                  EMPLOYMENT AGREEMENT



     EMPLOYMENT AGREEMENT (the "Agreement"), made as of

the 1st day of August, 1996, by and between INTERSOLV,

INC., a Delaware corporation with its principal place of

business at 9420 Key West Avenue, Rockville, Maryland

20850 (the "Company"), and Kenneth A. Sexton, (the

"Employee").

     In consideration of the mutual covenants and

promises contained herein, and other good and valuable

consideration, the receipt and sufficiency of which are

hereby acknowledged by the parties hereto, the parties

agree as follows:

     1.     Term of Employment.  The Company hereby

agrees to employ the Employee, and the Employee hereby

accepts employment with the Company, upon the terms set

forth in this Agreement, for the period, commencing on

August 1, 1996 (the "Commencement Date") and ending on

July 31, 1999 (such period, as it may be extended as

provided herein, the "Employment Period"); provided,

however, that the Employment Period shall be

automatically extended for a twelve-month period on

August 1, 1997 and on each August 1 thereafter unless the

Board of Directors ("Board") of the Company provides the

Employee, or the Employee provides the Company, with

written notice that the Company or the Employee, as the

case may be, will not so extend the Employment Period,

such notice to be given at least sixty (60) days prior to

the then applicable August 1 extension date.  In the

event a Change of Control (as defined herein) occurs

during the Employment Period, the Employment Period shall

be automatically extended for the period commencing on

the Effective Date (as defined herein) of the Change of

Control and ending on the third anniversary of such date,

except as otherwise provided in Section 5.2.

     2.     Position and Duties.

          2.1.  The Employee shall, during the Employment

Period, be a full-time employee of the Company, shall

report to the Chief Executive Officer of the Company and

shall serve as  Senior Vice President and Chief Financial

Officer ("CFO") of the Company.  The Employee shall, as

CFO of the Company, perform the duties and functions

customarily performed by the CFO of a Company, including

responsibility for all financial activities of the

Company, including cash management, financial reporting

and expense management.

          2.2.  The Employee shall generally perform his

duties and services from the Company's offices in

Rockville, Maryland, and shall not be required by the

Company to be personally based or transferred anywhere

other than the metropolitan area in which his office in

the Company's headquarters is now located, without the

Employee's prior written consent.

          2.3.  The Employee hereby accepts such

employment and agrees to perform such duties and

responsibilities and such other duties and

responsibilities, consistent with his position as CFO  of

the Company, as the Board shall from time to time

reasonably assign to him.  The Employee agrees to devote

his business time, attention and energies to the business

and interests of the Company during the Employment

Period, except (i) with respect to incidental business

activities, including the management of his personal

investments, and outside directorships which shall be

fully disclosed to the Board by the Employee prior to

engagement in such activities or directorships (other

than outside directorships with StarBase Corporation,

which have been disclosed to and approved by the Board)

and which, in the sole determination of the Board, do not

cause a conflict of interest or interfere with the

Employee's performance of his duties hereunder; or (ii)

as otherwise agreed in writing by the Employee and the

Board.

     3.     Compensation and Benefits.

          3.1.     Salary.  During the Employment Period,

the Company shall pay the Employee an annual base salary

("Annual Base Salary") of $175,000 which shall be paid at

a monthly rate.  The Annual Base Salary may be increased

from time to time as determined by the Board, in its

discretion, upon a review that shall take place at least

annually.

          3.2.     Bonus.  During the Employment Period,

the Employee shall be entitled to participate in each

bonus or incentive plan established by the Company for

its senior executive officers, including, without

limitation, the Company's Incentive Compensation Plan.

The Board shall have the discretion, but not have any

obligation, to grant additional bonuses as it may

determine from time to time.

          3.3.     Stock Option or Stock Incentive Plans.

During the Employment Period, the Employee shall be

entitled to participate in the Company's stock option and

other stock incentive plans for senior executive(s);

provided, however, that the grant of any stock options

shall be subject to the discretion of the Board or a

committee of the Board if the Board delegates such

authority to a committee.  Stock Options currently held

by the Employee and additional stock options hereafter

granted to the Employee which at any time or from time to

time are outstanding and unexercised are collectively

hereafter referred to as "Outstanding Stock Options".

The Outstanding Stock Options shall vest and become

immediately exercisable as provided in Section 8 of this

Agreement.

          3.4.     Other Benefits.  During the Employment

Period, the Employee (a) shall be entitled to participate

in all incentive, saving and retirement plans, practices

and policies and programs applicable generally to other

senior executives of the Company and (b) shall be

eligible for participation in and shall receive all

benefits under welfare benefit plans, practices, policies

and programs ("Welfare Benefits") provided by the Company

(including, without limitation, medical, prescription,

dental, disability, salary continuance, employee life,

group life, accidental death and travel accident

insurance plans and programs) to the extent applicable

generally to other senior executives of the Company,

including the Welfare Benefits provided under the plans,

practices, policies and programs currently in effect and

listed on Exhibit A to this Agreement.  In addition, the

Employee shall be entitled to such other perquisites of

office as are generally provided by the Company to senior

executives.

          3.5.     Vacation.  During the Employment

Period, the Employee shall be entitled to a paid vacation

of not less than six weeks or, if more favorable to the

Employee, paid vacation in accordance with the most

favorable plans or practice as in effect generally with

respect to other senior executives of the Company.

     4.     Expense Reimbursement.  Subject to compliance

with the Company's normal and customary policies

regarding substantiation and verification of business

expenses, the Employee is authorized to incur on behalf

of the Company, and the Company shall pay and/or

reimburse the Employee for, all customary and reasonable

expenses incurred in connection with the performance of

his duties or for performing, pursuing or otherwise

furthering the business of the Company, or any of its

subsidiaries, including expenses for travel,

entertainment and similar items.

     5.     Change of Control.

          5.1.     Certain Definitions.  For purposes of

this Agreement, the following terms shall have the

following meanings:

          (a)     The "Effective Date" shall mean the

first date during the Employment Period on which a Change

of Control (as defined below) occurs.  Anything in this

Agreement to the contrary notwithstanding, if a Change of

Control occurs and if the Employee's employment with the

Company is terminated prior to the date on which the

Change of Control occurs, and if it is reasonably

demonstrated by the Employee that such termination of

employment (i) was at the request of a third party who

has taken steps reasonably calculated to effect a Change

of Control or (ii) otherwise arose in connection with or

anticipation of a Change of Control, then for all

purposes of this Agreement the "Effective Date" shall

mean the date immediately prior to the date of such

termination of employment.

          (b)     "Change of Control" shall mean:

               (i)     The acquisition by any individual,

entity or group (within the meaning of Section 13(d)(3)

or 14(d)(2) of the Securities Exchange Act of 1934, as

amended (the "Exchange Act")) (a "Person") of beneficial

ownership (within the meaning of Rule 13d-3 promulgated

under the Exchange Act) of 30% or more of either (A) the

then outstanding shares of common stock of the Company

(the "Outstanding Company Common Stock") or (B) the

combined voting power of the then outstanding voting

securities of the Company entitled to vote generally in

the election of directors (the "Outstanding Company

Voting Securities"); provided, however, that for purposes

of this subsection b(i), the following acquisitions shall

not constitute a Change of Control: (A) any acquisition

directly from the Company, (B) any acquisition by the

Company, (C) any acquisition by any employee benefit plan

(or related trust) sponsored or maintained by the Company

or any corporation controlled by the Company or (D) any

acquisition by any corporation pursuant to a transaction

which complies with clauses (A), (B) and (C) of

subsection b(iii) of this Section 5.1; or

               (ii)     Individuals who, as of the date

hereof, constitute the Board (the "Incumbent Board")

cease for any reason to constitute at least a majority of

the Board; provided, however, that any individual

becoming a director subsequent to the date hereof whose

election, or nomination for election by the Company's

shareholders, was approved by a vote of at least a

majority of the directors then comprising the Incumbent

Board shall be considered as though such individual were

a member of the Incumbent Board, but excluding, for this

purpose, any such individual whose initial assumption of

office occurs as a result of an actual or threatened

election contest with respect to the election or removal

of directors or other actual or threatened solicitation

of proxies or consents by or on behalf of a Person other

than the Board; or

               (iii)     Approval by the shareholders of

the Company of a reorganization, merger or consolidation

or sale or other disposition of all or substantially all

of the assets of the Company (a "Business Combination"),

in each case, unless, following such Business

Combination, (A) all or substantially all of the

individuals and entities who were the beneficial owners,

respectively, of the Outstanding Company Common Stock and

Outstanding Company Voting Securities immediately prior

to such Business Combination beneficially own, directly

or indirectly, more than 60% of, respectively, the then

outstanding shares of common stock and the combined

voting power of the then outstanding voting securities

entitled to vote generally in the election of directors,

as the case may be, of the corporation resulting from

such Business Combination (including, without limitation,

a corporation which as a result of such transaction owns

the Company or all or substantially all of the Company's

assets either directly or through one or more

subsidiaries) in substantially the same proportions as

their ownership, immediately prior to such Business

Combination of the Outstanding Company Common Stock and

Outstanding Company Voting Securities, as the case may

be, (B) no Person (excluding any employee benefit plan

(or related trust) of the Company or such corporation

resulting from such Business Combination) beneficially

owns, directly or indirectly, 30% or more of,

respectively, the then outstanding shares of common stock

of the corporation resulting from such Business

Combination or the combined voting power of the then

outstanding voting securities of such corporation except

to the extent that such ownership existed prior to the

Business Combination and (C) at least a majority of the

members of the board of directors of the corporation

resulting from such Business Combination were members of

the Incumbent Board at the time of the execution of the

initial agreement, or of the action of the Board,

providing for such Business Combination; or

               (iv)     Approval by the shareholders of

the Company of a complete liquidation or dissolution of

the Company.

          5.2.     Termination by Employee Upon a Change

of Control.  The Employee's employment may be terminated

by the Employee voluntarily at any time during the twelve

month period following the Effective Date of a Change of

Control, without the necessity of providing the reason

for such termination ("Voluntary Termination").

     6.     Termination of Employment.

          6.1.     Death or Disability.  The Employee's

employment shall terminate automatically upon the

Employee's death during the Employment Period.  If the

Company determines in good faith that the Disability of

the Employee has occurred during the Employment Period

(pursuant to the definition of Disability set forth

below), it may give to the Employee written notice in

accordance with Section 16(b) of this Agreement of its

intention to terminate the Employee's employment.  In

such event, the Employee's employment with the Company

shall terminate effective on the 30th day after receipt

of such notice by the Employee (the "Disability Effective

Date"), provided that, within the 30 days after such

receipt, the Employee shall not have returned to

full-time performance of the Employee's duties.  For

purposes of this Agreement, "Disability" shall mean (a)

the absence of the Employee from the Employee's duties

with the Company on a full-time basis for 180 days during

any 240-day period as a result of incapacity due to

mental or physical illness or (b) the determination

(evidenced by a written report or certificate) by a

physician selected by the Company or its insurers, and

acceptable to the Employee or the Employee's legal

representative, that the Employee is incapable, due to

mental or physical illness, to perform his duties on a

full-time basis for at least 180 days during the ensuing

240 days.

     6.2.     Cause.  The Company may terminate the

Employee's employment during the Employment Period for

Cause. For purposes of this Agreement, "Cause" shall

mean:

          (a)     the willful and continued failure of

the Employee to perform substantially the Employee's

duties with the Company or one of its affiliates (other

than any such failure resulting from Disability),

          (b)     the Employee's conviction of a felony,

          (c)     the Employee's gross and reckless

negligence in the performance of his duties which

materially adversely affects the Company's business, or

          (d)     a material breach of any of the

Employee's covenants contained in Sections 12 and 13 of

this Agreement.



For purposes of this provision, no act or failure to act,

on the part of the Employee, shall be considered

"willful" unless it is done, or omitted to be done, by

the Employee in bad faith or without reasonable belief

that the Employee's action or omission was in the best

interests of the Company.  Any act, or failure to act,

based upon authority given pursuant to a resolution duly

adopted by the Board or upon the instructions of the

Chief Executive Officer or a senior officer of the

Company or based upon the advice of counsel for the

Company shall be conclusively presumed to be done, or

omitted to be done, by the Employee in good faith and in

the best interests of the Company.  The cessation of

employment of the Employee shall not be deemed to be for

Cause unless and until (i) in the event of any Cause

defined in paragraphs (a), (c) and (d) of this Section

6.2, a written notice has been delivered to the Employee

by the Board which specifically identifies the Cause

which is the Board's basis for termination and the

Employee has failed to cure or remedy the act or omission

so identified within a period of thirty (30) days after

the Employee's receipt of such notice and (ii) the Board

has delivered to the Employee a copy of a resolution duly

adopted by the affirmative vote of not less than

three-quarters of the entire membership of the Board

(excluding the Employee if he is a member of the Board)

at a meeting of the Board called and held for such

purpose (after reasonable notice is provided to the

Employee and the Employee is given an opportunity,

together with counsel, to be heard before the Board),

finding that, in the good faith opinion of the Board, the

Employee is guilty of the conduct described in paragraph

(a), (b), (c) or (d) above, and specifying the

particulars thereof in detail.

     6.3.     Good Reason.  The Employee's employment may

be terminated by the Employee for Good Reason.  For

purposes of this Agreement, "Good Reason" shall mean:

          (a)     the assignment to the Employee of any

duties inconsistent in any significant respect with the

Employee's position (including status, offices, titles

and reporting requirements), authority, duties or

responsibilities as contemplated by Section 2 of this

Agreement (or which are pursuant to such other position

within the Company to which he may with his written

approval be promoted), or any other action by the Company

which results in a significant diminution in such

position, authority, duties or responsibilities,

excluding for this purpose an isolated, insubstantial and

inadvertent action not taken in bad faith and which is

remedied by the Company promptly after receipt of notice

thereof given by the Employee;

          (b)     any failure by the Company to comply

with any of the provisions of Section 3 or any of the

other material provisions of this Agreement, other than

an isolated, insubstantial and inadvertent failure not

occurring in bad faith and which is remedied by the

Company promptly after receipt of notice thereof given by

the Employee;

          (c)     the Company's requiring the Employee to

be based at any office or location other than as provided

in Section 2.2 hereof or the Company's requiring the

Employee to travel on Company business to a substantially

greater extent than reasonably and customarily required

in the performance of his responsibilities;

          (d)     any purported termination by the

Company of the Employee's employment otherwise than as

expressly permitted by this Agreement; or

          (e)     any failure by the Company to comply

with and satisfy Section 15(c) of this Agreement.

          6.4.     Termination at Election of Employee

Other Than For Change of Control.  The Employee may

voluntarily terminate his employment other than pursuant

to Section 5.2, upon not less than six months prior

written notice to the Company; provided, that the Company

may, after receipt of such notice, terminate the

Employee's employment prior to the expiration of such six-

month period upon not less than thirty days prior written

notice.

          6.5.     Notice of Termination.  Any

termination by the Company for Cause, or by the Employee

for Good Reason, a Voluntary Termination after a Change

of Control or pursuant to Section 6.4, shall be

communicated by Notice of Termination to the other party

hereto given in accordance with Section 16(b) of this

Agreement.

For purposes of this Agreement, a "Notice of Termination"

means a written notice which (a) indicates the specific

termination provision in this Agreement relied upon, (b)

to the extent applicable, sets forth in reasonable detail

the facts and circumstances claimed to provide a basis

for termination of the Employee's employment under the

provision so indicated and (c) if the Date of Termination

(as defined below) is other than the date of receipt of

such notice, specifies the termination date (which date

shall be not more than thirty days after the giving of

such notice, except as provided in Section 6.4).  The

failure by the Employee or the Company to set forth in

the Notice of Termination any fact or circumstance which

contributes to a showing of Good Reason or Cause shall

not waive any right of the Employee or the Company,

respectively, hereunder or preclude the Employee or the

Company, respectively, from asserting such fact or

circumstance in enforcing the Employee's or the Company's

rights hereunder.

          6.6.     Date of Termination.  "Date of

Termination" means (a) if the Employee's employment is

terminated by the Company for Cause, or by the Employee

for Good Reason, Voluntary Termination or pursuant to

Section 6.4, the date of receipt of the Notice of

Termination or any later date specified therein, as the

case may be, (b) if the Employee's employment is

terminated by the Company other than for Cause or

Disability, the date on which the Company notifies the

Employee of such termination and (c) if the Employee's

employment is terminated by reason of death or

Disability, the date of death of the Employee or the

Disability Effective Date, as the case may be.

     7.     Obligations of the Company upon Termination.

(a)     Good Reason; Other Than for Cause, Death or

Disability.  If, during the Employment Period, the

Company shall terminate the Employee's employment other

than for Cause or Disability or the Employee shall

terminate his employment for Good Reason or shall

exercise his right of Voluntary Termination pursuant to

Section 5.2,

               (i)     the Company shall pay to the

Employee the aggregate of the following amounts:

     A.     a lump sum cash payment within 30 days after

the Date of Termination equal to the sum of (1) the

Employee's Annual Base Salary through the Date of

Termination to the extent not theretofore paid, (2) the

product of (x) the higher of (I) the annual bonus payable

for the then current fiscal year, annualized on the basis

of quarterly bonus payments paid or accrued during such

fiscal year, and (II) the annual bonus paid or payable,

including any bonus or portion thereof which has been

earned but deferred (and annualized for any fiscal year

consisting of less than twelve full months) for the most

recently completed fiscal year during the Employment

Period, if any (such higher amount being referred to as

the "Highest Annual Bonus") and (y) a fraction, the

numerator of which is the number of days in the current

fiscal year through the Date of Termination, and the

denominator of which is 365 and (3) any compensation

previously deferred by the Employee (together with any

accrued interest or earnings thereon) and any accrued

vacation pay, in each case to the extent not theretofore

paid (the sum of the amounts described in clauses (1),

(2), and (3) shall be hereinafter referred to as the

"Accrued Obligations"); and

     B.     the amount equal to the product of

(i) eighteen (18) and (ii) the quotient determined by

dividing (x) the sum of the Annual Base Salary plus the

greater of (1) the bonus paid to the Employee for the

immediately preceding fiscal year and (2) an amount equal

to the average of the annual bonus paid to the Employee

for the immediately three preceding years by (y) twelve

(12), which amount shall be paid (AA) in a lump sum

within 30 days after the Date of Termination if

termination occurs by reason of Voluntary Termination

pursuant to Section 5.2, termination by the Company

without Cause after a Change of Control or termination by

the Employee for Good Reason after a Change of Control or

(BB) in eighteen (18) substantially equal monthly

installments over the 18 month period following the Date

of Termination if termination occurs by reason of

termination by the Company without Cause prior to a

Change of Control or termination by the Employee for Good

Reason prior to a Change of Control; and

     C.     a lump sum cash payment within 30 days after

the Date of Termination equal to the difference between

(a) the actuarial equivalent of the benefit (utilizing

actuarial assumptions no less favorable to the Employee

than those in effect under the Company's qualified

defined benefit retirement plan (the "Retirement Plan"),

if any such plan is then in effect, and any excess or

supplemental retirement plan in which the Employee

participates ("SERP"), which the Employee would receive

if the Employee's employment continued for the balance of

the Employment Period assuming for this purpose that all

accrued benefits are fully vested, and (b) the actuarial

equivalent of the Employee's actual benefit (paid or

payable), if any, under the Retirement Plan and the SERP

as of the Date of Termination;

               (ii)     for the balance of the Employment

after the Employee's Date of Termination, or such longer

period as may be provided by the terms of the appropriate

plan, program, practice or policy, the Company shall

continue benefits to the Employee and/or the Employee's

family at least equal to those which would have been

provided to them in accordance with the Welfare

Benefit(s) plans, programs, practices and policies

described in Section 3.4 of this Agreement if the

Employee's employment had not been terminated or, if more

favorable to the Employee, as in effect generally at any

time thereafter with respect to other senior executives

of the Company and their families, provided, however,

that if the Employee becomes reemployed with another

employer and is eligible to receive medical or other

welfare benefits under another employer-provided plan,

the medical and other welfare benefits described herein

shall be secondary to those provided under such other

plan during such applicable period of eligibility, and

for purposes of determining eligibility (but not the time

of commencement of benefits) of the Employee for retiree

benefits pursuant to such plans, practices, programs and

policies, the Employee shall be considered to have

remained employed until the expiration of the Employment

Period and to have retired on the last day of such

period;

          (iii)     the Company shall, at its sole

expense as incurred, provide the Employee with

outplacement services for up to a maximum period of

twenty-four (24) months, the scope and provider of which

shall be selected by the Employee in the Employee's sole

discretion;

          (iv)     the Company shall at its sole expense,

provide the Employee, during the six (6) month period

following termination of his employment, a full-time

administrative support person of the Employee's choice

and thereafter for up to an additional twelve (12) months

a part-time administrative support person reasonably

acceptable to the Employee; and

          (v)     to the extent not theretofore paid or

provided, the Company shall timely pay or provide to the

Employee any other amounts or benefits required to be

paid or provided or which the Employee is eligible to

receive under any plan  program, policy or practice or

contract or agreement of the Company (such other amounts

and benefits shall be hereinafter referred to as the

"Other Benefits").

     (b)     Death.  If the Employee's employment is

terminated by reason of the Employee's death during the

Employment Period, this Agreement shall terminate without

further obligations to the Employee's legal

representatives under this Agreement, other than for (i)

payment of Accrued Obligations (ii) payment of

compensation for a period of six (6) months following his

death, based on his Annual Base Salary at the date of his

death, and (iii) the timely payment or provision of Other

Benefits, as  defined in Section 7(a)(iv).  Accrued

Obligations shall be paid to the Employee's estate or

beneficiary, as applicable, in a lump sum in cash within

30 days of the Date of Termination.  With respect to the

provision of Other Benefits, the term Other Benefits as

utilized in this Section 7(b) shall include, without

limitation, and the Employee's estate and/or

beneficiaries shall be entitled to receive, benefits at

least equal to the most favorable benefits provided by

the Company to the estates and beneficiaries of senior

executives of the Company and under such plans, programs,

practices and policies relating to death benefits, if

any, as in effect on the date of the Employee's death

with respect to other senior executives of the Company

and  their beneficiaries.

     (c)     Disability.  If the Employee's employment is

terminated by reason of the Employee's Disability during

the Employment Period, this Agreement shall terminate

without further obligations to the Employee, other than

for payment of Accrued Obligations and the timely payment

or provision of Other Benefits, as defined in Section

7(a)(iv).  Accrued Obligations shall be paid to the

Employee in a lump sum in cash within 30 days of the Date

of Termination.  With respect to the provision of Other

Benefits, the term Other Benefits as utilized in this

Section 7(c) shall include, and the Employee shall be

entitled after the Disability Effective Date to receive,

disability and other benefits at least equal to the most

favorable of those generally provided by the Company to

disabled executives and/or their families in accordance

with such plans, programs, practices and policies

relating to disability, if any, as in effect on the

Disability Effective Date with respect to other senior

executives of the Company and their families.

     (d)     Cause; Other than for Good Reason   If the

Employee's employment shall be terminated (i) by the

Company for Cause during the Employment Period, or (ii)

by the Employee (or the Company) pursuant to the

provisions of Section 6.4, this Agreement shall terminate

without further obligations to the Employee other than

the obligation to pay to the Employee (x) the Annual Base

Salary through the Date of Termination, (y) the amount of

any compensation previously deferred by the Employee, and

(z) Other Benefits accrued through the Date of

Termination, if any, in each case to the extent

theretofore unpaid.

     8.     Acceleration of Stock Options; Etc.  If,

during the Employment Period, (i) the Company shall

terminate the Employee's employment other than for Cause

or Disability, (ii) the Employee shall terminate his

employment for Good Reason or shall exercise his right of

Voluntary Termination (as provided in Section 5.2), or

(iii) a Change of Control shall occur; (a) the exercise

periods of all Outstanding Stock Options then held by the

Employee shall be accelerated and all such Options shall

be and become vested and exercisable in full at the time

the Change of Control occurs or if his employment is so

terminated on the Date of Termination or, if practicable,

immediately preceding the Date of Termination and (b) all

Outstanding Stock Options then held by the Employee shall

be exercisable, by the Employee, at any time within the

period during which the Employee is obligated to provide

consulting services to the Company and to refrain from

competing with the Company as provided in Section 13 of

this Agreement.

     9.     Non-exclusivity of Rights.  Nothing in this

Agreement shall prevent or limit the Employee's

continuing or future participation in any plan, program,

policy or practice provided by the Company and for which

the Employee may qualify, nor shall anything herein limit

or otherwise affect such rights as the Employee may have

under any contract or agreement with the Company.

Amounts which are vested benefits or which the Employee

is otherwise entitled to receive under any plan, policy,

practice or program of or any contract or agreement with

the Company at or subsequent to the Date of Termination

shall be payable in accordance with such plan, policy,

practice or program or contract or agreement except as

explicitly modified by this Agreement.

     10.     Full Settlement: Legal Fees.  The Company's

obligation to make the payments provided for in this

Agreement and otherwise to perform its obligations

hereunder shall not be affected by any set-off,

counterclaim, recoupment, defense or other claim, right

or action which the Company may have against the Employee

or others.  In no event shall the Employee be obligated

to seek other employment or take any other action by way

of mitigation of the amounts payable to the Employee

under any of the provisions of this Agreement and except

as specifically provided in Section 7(a)(ii), such

amounts shall not be reduced whether or not the Employee

obtains other employment.  The Company agrees to pay as

incurred, to the full extent permitted by law, all legal

fees and expenses which the Employee may reasonably incur

as a result of any contest by the Company, the Employee

or others of the validity or enforceability of, or

liability under, any provision of this Agreement or any

guarantee of performance thereof (including as a result

of any contest by the Employee about the amount of any

payment pursuant to this Agreement), plus in each case

interest on any delayed payment at the applicable Federal

rate provided for in Section 7872(f)(2)(A) of the

Internal Revenue Code of 1986, as amended (the "Code"),

provided, however, that if the Company shall prevail in

such contest through a final judgment in its favor, from

and after such final judgment the Company shall not be

obligated to pay any such fees and expenses and the

Employee shall reimburse the Company, within thirty (30)

days thereafter, an amount equal to the aggregate of such

fees and expenses theretofore paid by the Company less

$25,000.

     11.     Certain Additional Payments by the Company.

          (a)  Anything in this Agreement to the contrary

notwithstanding, in the event it shall be determined that

any payment or distribution by the Company to or for the

benefit of the Employee (whether paid or payable or

distributed or distributable pursuant to the terms of

this Agreement or otherwise, but determined without

regard to any additional payments required under this

Section 11) (a "Payment") would be subject to the excise

tax imposed by Section 4999 of the Code or any interest

or penalties are incurred by the Employee with respect to

such excise tax (such excise tax, together with any such

interest and penalties, are hereinafter collectively

referred to as the "Excise Tax"), then the Employee shall

be entitled to receive an additional payment (a "Gross-Up

Payment") in an amount such that after payment by the

Employee of all taxes (including any interest or

penalties imposed with respect to such taxes), including,

without limitation, any income taxes (and any interest

and penalties imposed with respect thereto) and Excise

Tax imposed upon the Gross-Up Payment, the Employee

retains an amount of the Gross- Up Payment equal to the

Excise Tax imposed upon the Payments.

          (b)  Subject to the provisions of Section

11(c), all determinations required to be made under this

Section 11, including whether and when a Gross- Up

Payment is required and the amount of such Gross-Up

Payment and the assumptions to be utilized in arriving at

such determination, shall be made by Coopers & Lybrand

LLP or such other certified public accounting firm as may

be designated by the Employee (the "Accounting Firm"),

which shall provide detailed supporting calculations both

to the Company and the Employee within 15 business days

of the receipt of notice from the Employee that there has

been a Payment, or such earlier time as is requested by

the Company. In the event that the Accounting Firm is

serving as accountant or auditor for the individual,

entity or group effecting the Change of Control, the

Employee shall appoint another nationally recognized

accounting firm to make the determinations required

hereunder (which accounting firm shall then be referred

to as the Accounting Firm hereunder).  All fees and

expenses of the Accounting Firm shall be borne solely by

the Company.  Any Gross-Up Payment, as determined

pursuant to this Section 11, shall be paid by the Company

to the Employee within five days of the receipt of the

Accounting Firm's determination.  Any determination by

the Accounting Firm shall be binding upon the Company and

the Employee. As a result of the uncertainty in the

application of Section 4999 of the Code at the time of

the initial determination by the Accounting Firm

hereunder, it is possible that Gross-Up Payments which

will not have been made by the Company should have been

made ("Underpayment"), consistent with the calculations

required to be made hereunder.  In the event that the

Company exhausts its remedies pursuant to Section 11(c)

and the Employee thereafter is required to make a payment

of any Excise Tax, the Accounting Firm shall determine

the amount of the Underpayment that has occurred and any

such Underpayment shall be promptly paid by the Company

to or for the benefit of the Employee.

          (c)  The Employee shall notify the Company in

writing of any claim by the Internal Revenue Service

that, if successful, would require the payment by the

Company of the Gross-Up Payment.  Such notification shall

be given as soon as practicable but no later than ten

business days after the Employee is informed in writing

of such claim and shall apprise the Company of the nature

of such claim and the date on which such claim is

requested to be paid.  The Employee shall not pay such

claim prior to the expiration of the 30-day period

following the date on which it gives such notice to the

Company (or such shorter period ending on the date that

any payment of taxes with respect to such claim is due).

If the Company notifies the Employee in writing prior to

the expiration of such period that it desires to contest

such claim, the Employee shall:

                    (i)     give the Company any

          information reasonably requested by the Company

          relating to such claim,

                    (ii)     take such action in

          connection with contesting such claim as the

          Company shall reasonably request in writing

          from time to time, including, without

          limitation, accepting legal representation with

          respect to such claim by an attorney reasonably

          selected by the Company,

                    (iii)  cooperate with the Company in

          good faith in order effectively to contest such

          claim, and

                    (iv)  permit the Company to

          participate in any proceedings relating to such

          claim;

provided, however, that the Company shall bear and pay

directly all costs and expenses (including additional

interest and penalties) incurred in connection with such

contest and shall indemnify and hold the Employee

harmless, on an after-tax basis, for any Excise Tax or

income tax (including interest and penalties with respect

thereto) imposed as a result of such representation and

payment of costs and expenses.  Without limitation on the

foregoing provisions of this Section 11(c), the Company

shall control all proceedings taken in connection with

such contest and, at its sole option, may pursue or forgo

any and all administrative appeals, proceedings, hearings

and conferences with the taxing authority in respect of

such claim and may, at its sole option, either direct the

Employee to pay the tax claimed and sue for a refund or

contest the claim in any permissible manner, and the

Employee agrees to prosecute such contest to a

determination before any administrative tribunal, in a

court of initial jurisdiction and in one or more

appellate courts, as the Company shall determine;

provided, however, that if the Company directs the

Employee to pay such claim and sue for a refund, the

Company shall advance the amount of such payment to the

Employee, on an interest-free basis and shall indemnify

and hold the Employee harmless, on an after-tax basis,

from any Excise Tax or income tax (including interest or

penalties with respect thereto) imposed with respect to

such advance or with respect to any imputed income with

respect to such advance; and further provided that any

extension of the statute of limitations relating to

payment of taxes for the taxable year of the Employee

with respect to which such contested amount is claimed to

be due is limited solely to such contested amount.

Furthermore, the Company's control of the contest shall

be limited to issues with respect to which a Gross-Up

Payment would be payable hereunder and the Employee shall

be entitled to settle or contest, as the case may be, any

other issue raised by the Internal Revenue Service or any

other taxing authority.

     (d)     If, after the receipt by the Employee of an

amount advanced by the Company pursuant to Section 11(c),

the Employee becomes entitled to receive any refund with

respect to such claim, the Employee shall (subject to the

Company's complying with the requirements of Section

11(c)) promptly pay to the Company the amount of such

refund (together with any interest paid or credited

thereon after taxes applicable thereto).  If, after the

receipt by the Employee of an amount advanced by the

Company pursuant to Section 11(c), a determination is

made that the Employee shall not be entitled to any

refund with respect to such claim and the Company does

not notify the Employee in writing of its intent to

contest such denial of refund prior to the expiration of

30 days after such determination, then such advance shall

be forgiven and shall not be required to be repaid and

the amount of such advance shall offset, to the extent

thereof, the amount of Gross-Up Payment required to be

paid.

     12.     Confidential Information.  The Employee

shall hold in a fiduciary capacity for the benefit of the

Company all secret or confidential information, knowledge

or data relating to the Company or any of its affiliated

companies, and their respective businesses, which shall

have been obtained by the Employee during the Employee's

employment by the Company or any of its affiliated

companies, excluding, however, any such information,

knowledge or data that is or becomes publicly known

(other than by acts by the Employee in violation of this

Agreement).  After termination of the Employee's

employment with the Company, the Employee shall not,

without the prior written consent of the Company or as

may otherwise be required by law or legal process,

communicate or divulge any such information, knowledge or

data to anyone other than the Company and those

designated by it.  Except as provided in the next

following sentence, in no event shall an asserted

violation of the provisions of this Section 12 constitute

a basis for deferring or withholding any amounts

otherwise payable to the Employee under this Agreement.

The Employee acknowledges and agrees that, because the

legal remedies of the Company would be inadequate in the

event of the Employee's breach of the confidentiality

obligations contained in this Section 12, the Company

may, in addition to obtaining any other remedy or relief

available to it, enforce the provisions of this Section

11 by injunction, specific performance or other equitable

remedies; and if the Company is successful in obtaining a

preliminary injunction or similar equitable relief within

90 days of alleging such breach, the Company shall be

entitled, notwithstanding the provisions of the

immediately preceding sentence, to defer or withhold

payment thereafter until final adjudication of such

alleged breach.

     13.     Non-Competition and Consulting.

          (a)     So long as the Employee is employed as

a full-time employee of the Company, and for a period of

eighteen (18) months after termination of his employment

by reason of (x) the Company's termination other than for

Cause or Disability, or (y) the Employee's termination

for Good Reason or exercise of his right of Voluntary

Termination as provided in Section 5.2 (hereinafter each

a "Non-Competition Trigger Event"), the Employee will not

directly or indirectly (i) be or become an individual

proprietor, owner, partner, stockholder, officer,

employee, director, consultant, joint venturer, investor

or lender (or in any other capacity whatsoever other than

as a passive limited partner in any venture fund or

investment company or as the holder of not more than one

percent (1%) of the total outstanding stock of a publicly

held company) of any company or entity that directly

competes, in any material respect, with the "Company's

Business" (which, for purposes of this Section 13(a),

means the production and/or sale of products and the

providing of services of the kind and scope (x) being

produced, sold and/or provided by the Company at the time

of termination of the Company's employment or (y) in

respect of which plans for their production, sale and/or

provision had been approved by the Company prior to such

termination), or (ii) recruit, solicit or induce, or

attempt to induce, any employee or employees of the

Company or its affiliates to terminate their employment

with, or otherwise cease their relationship with the

Company or such affiliates;

          (b)     In consideration of the Employee's

agreement to refrain from competing with the Company and

his agreement to provide consulting services to the

Company, the Company will pay the Employee, at the time

of termination of his employment, an amount equal to the

product of (i) eighteen (18) and (ii) the quotient

determined by dividing (x) the sum of the Annual Base

Salary plus the greater of (1) the bonus paid to the

Employee for the immediately preceding fiscal year and

(2) an amount equal to the average of the annual bonus

paid to the Employee for the immediately three preceding

years by (y) twelve (12).

          (c)     If, during the Employment Period, the

Employee's employment is terminated by reason of any of

the Non-Competition Trigger Events, the Employee shall,

for a period of eighteen (18) months after such

termination, provide to the Company consultation services

("Consultation Period") to assist the Company in

minimizing the disruption in transitioning to the

Employee's successor.  During the Consultation Period,

the Employee will not be obligated to devote more than

thirty (30) days in any twelve(12)-month period or more

than four (4) days in any calendar month to the

performance of consulting services to the Company.

Nothing in this Section 13(c) shall prohibit the Employee

from pursuing such other business activities as he shall

desire, subject to the provisions of Section 13(a).  For

purposes of this Agreement and Section 10(b) of the 1982

INTERSOLV Inc. Stock Option Plan and Section 11(b) of the

1992 INTERSOLV Inc. Stock Option Plan (individually, the

"1982 Plan" or the "1992 Plan" and collectively, the

"Plans"), there shall be an irrebuttable presumption that

the Employee, during the Consultation Period, shall have

satisfied the conditions of the referenced sections of

the Plans, and shall have rendered substantial services

to the Company for purposes of allowing any relevant

option to be exercised during the Consultation Period.

          (d)     If any restriction set forth in this

Section 13 is found by any court of competent

jurisdiction to be unenforceable because it extends for

too long a period of time or over too great a range of

activities or in too broad a geographic area, it shall be

interpreted to extend only over the maximum period of

time, range of activities or geographic area as to which

it may be enforceable.

          (e)     The restrictions contained in this

Section 13 are necessary for the protection of the

business and goodwill of the Company and are considered

by the Employee to be reasonable for such purpose.  The

Employee agrees that any breach of this Section 13 will

cause the Company substantial and irrevocable damage and

therefore, in the event of any such breach, in addition

to such other remedies which may be available, the

Company shall have the right to seek specific performance

and injunctive relief.

     14.     Indemnification.  The Employee shall be

fully indemnified by the Company and its successors in

his capacity as an officer and director (if applicable)

of the Company to the full extent permitted by Delaware

law, and shall be defended and held harmless, absolutely,

irrevocably and forever by the Company and its successor

to the full extent permitted by Delaware law, from and

against all claims, demands, liabilities, costs,

expenses, damages and causes of action of any nature

whatsoever, arising out of or incidental to the execution

of the Employee's duties and responsibilities hereunder

regarding any matters or actions the Employee undertook

or performed within the course and scope of his duties

and responsibilities as an officer, employee and director

(if applicable) of the Company, including without

limitation advances by the Company to the Employee for

the payment of legal fees and expenses, provided that the

Employee shall advise the Company promptly of any such

claim or litigation against him and cooperate fully with

the Company in connection therewith, and provided further

that the Company shall have the right to assume and

control the defense of such action and to take such

action as is reasonably necessary to discharge its

obligations hereunder.  In addition, the Company shall

include the Employee as a named insured in any Directors

and Officers Liability Insurance policy or policies

maintained by the Company for its directors and officers.

The provisions of this Section 14 shall survive the

expiration, suspension or termination, for any reason, of

this Agreement.

     15.     Successors.  (a)  This Agreement is personal

to the Employee and without the prior written consent of

the Company shall not be assignable by the Employee

otherwise than by will or the laws of descent and

distribution.  This Agreement shall inure to the benefit

of and be enforceable by the Employee's legal

representatives.

          (b)     This Agreement shall inure to the

benefit of and be binding upon the Company and its

successors and assigns.

          (c)     The Company will require any successor

(whether direct or indirect, by purchase, merger,

consolidation or otherwise) to all or substantially all

of the business and/or assets of the Company to assume

expressly and agree to perform this Agreement in the same

manner and to the same extent that the Company would be

required to perform it if no such succession had taken

place.  As used in this Agreement, "Company" shall mean

the Company as hereinbefore defined and any successor to

its business and/or assets as aforesaid which assumes and

agrees to perform this Agreement by operation of law, or

otherwise.

     16.     Miscellaneous.  (a)  This Agreement shall be

governed by and construed in accordance with the laws of

the State of Delaware, without reference to principles of

conflict of laws.  The captions of this Agreement are not

part of the provisions hereof and shall have no force or

effect.  This Agreement may not be amended or modified

otherwise than by a written agreement executed by the

parties hereto or their respective successors and legal

representatives.

          (b)     All notices and other communications

hereunder shall be in writing and shall be given by hand

delivery to the other party or by registered or certified

mail, return receipt requested, postage prepaid,

addressed as follows:

     If to the Employee:

          Kenneth A. Sexton
          4228 Cherry Valley Drive
          Olney, MD  20832

     If to the Company:

          INTERSOLV, INC.
          9420 Key West Avenue
          Rockville, MD 20850

          Attention:  Vice President and General Counsel

or to such other address as either party shall have

furnished to the other in writing in accordance herewith.

Notice and communications shall be effective when

actually received by the addressee.

          (c)     The invalidity or unenforceability of

any provision of this Agreement shall not affect the

validity or enforceability of any other provision of this

Agreement.

          (d)     The Company may withhold from any

amounts payable under this Agreement such Federal, state,

local or foreign taxes as shall be required to be

withheld pursuant to any applicable law or regulation.

          (e)     The Employee's or the Company's failure

to insist upon strict compliance with any provision

hereof or any other provision of this Agreement or the

failure to assert any right the Employee or the Company

may have hereunder, including, without limitation, the

right of the Employee to terminate employment for Good

Reason pursuant to Section 6.3(c) of this Agreement,

shall not be deemed to be a waiver of such provision or

right or any other provision or right of this Agreement.

     IN WITNESS WHEREOF, the Employee has hereunto set

the Employee's hand and, pursuant to the authorization

from its Board of Directors, the Company has caused this

Agreement to be executed in its name on its behalf, all

as of the day and year first above written.



_____________________________
                              /s/  Kenneth A. Sexton
                                    Kenneth A. Sexton

                              Address:  4228 Cherry
Valley Drive
                                        Olney, MD  20832


                              INTERSOLV, INC.

                              By__/s/ Russell E.
Planitzer
                                      Russell E.
Planitzer