Form 10-Q
period 1996-10-31
INTERSOLV INC
filed 1996-12-12
CIK 805330

_________________________________________________________

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 1996

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

                    Yes___X___          No_______

As of November 30, 1996, there were 19,976,411 shares
outstanding of the Registrant's Common Stock, par value
$.01 per share.
__________________________________________________________


                       INTERSOLV, INC.

                           INDEX

                                                    Page
                                                    Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                        3

     Condensed Consolidated Statements of
     Operations for the three months ended
     October 31, 1996 and 1995                        4

     Condensed Consolidated Statements of Operations
     for the six months ended October 31, 1996
     and 1995                                         5

     Condensed Consolidated Balance Sheets as of
     October 31, 1996 and April 30, 1996              6

     Condensed Consolidated Statements of Cash
     Flows for the six months ended October 31,
     1996 and 1995                                    7

     Notes to Condensed Consolidated Financial
     Statements                                       8

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                   10

PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders      13

Item 5.  Other                                       13

Item 6.  Exhibits and Reports on Form 8-K            13

Signatures                                           14






PART I.      FINANCIAL INFORMATION


Item 1. Financial Statements.

The financial statements set forth below for the three and six month periods ended October 31, 1996 and 1995 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. INTERSOLV, Inc. believes that the disclosures made are adequate to make the information presented not misleading. The results for the three and six month periods ended October 31, 1996 are not necessarily indicative of the results for the fiscal year.

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



                        INTERSOLV, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             For the three months ended October 31,

         (amounts in thousands, except per share data)

                          (unaudited)
                                  1996           1995

Revenues:
   License fees                 $21,371        $20,379
   Service fees                  16,294         13,335

Total revenues                   37,665         33,714

Costs and expenses:
  Cost of products                3,652          4,002
  Cost of services                7,713          6,119
  Sales and marketing            17,686         15,681
  Research and development        3,593          3,526
  General and administrative      2,971          3,161
  Acquisition charges               ---         11,600

Total costs and expenses         35,615         44,089

Operating income (loss)           2,050        (10,375)

Other income, net                     3            275

Income (loss) before income taxes 2,053        (10,100)

Provision for income taxes          657           (194)

Net income (loss)               $ 1,396        ($9,906)

  Shares used in computing
  primary net income per share   20,016         19,303

Primary net income (loss) per
share                           $  0.07         $(0.51)

  Shares used in computing
  fully diluted net income
  per share                      20,724         19,303

Fully diluted net income
(loss) per share                $  0.07         $(0.51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTERSOLV, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the six months ended October 31,

            (amounts in thousands, except per share data)

                              (unaudited)
                                     1996           1995

Revenues:
   License fees                    $40,011        $39,469
   Service fees                     30,401         26,909

Total revenues                      70,412         66,378

Costs and expenses:
  Cost of products                   7,908          7,872
  Cost of services                  14,844         12,037
  Sales and marketing               33,289         30,892
  Research and development           6,717          7,432
  General and administrative         5,687          6,500
  Acquisition charges                  ---         13,600

Total costs and expenses            68,445         78,333

Operating income (loss)              1,967        (11,955)

Other income, net                      139            480

Income (loss) before income taxes    2,106        (11,475)

Provision for income taxes             674            ---

Net income (loss)                  $ 1,432       ($11,475)

  Shares used in computing
  primary net income per share      20,078         19,105

Primary net income (loss) per
share                              $  0.07         $(0.60)

  Shares used in computing fully
  diluted net income per share      20,855         19,105

Fully diluted net income (loss)
per share                          $  0.07         $(0.60)

The accompanying notes are an integral part of these condensed consolidated financial statements.


                             INTERSOLV, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                         (amounts in thousands)

                               (unaudited)
                                As of            As of
                                October 31,      April 30,
                                1996             1996
ASSETS

Current assets:
   Cash and cash equivalents   $13,764          $28,215
   Accounts receivable, net     40,026           37,645
   Prepaid expenses and other
   urrent assets                 7,925            7,937

Total current assets            61,715           73,797

Software, net                   23,526           21,970
Property and equipment, net      9,681            7,835
Notes receivable and other
assets                           7,769            7,315

Total assets                  $102,691         $110,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and
   accrued expenses            $24,763          $26,838
   Accrued acquisition charges   1,572            3,953
   Deferred revenue             17,366           18,799

Total current liabilities       43,701           49,590

Long-term liabilities            7,949            7,817

Total liabilities               51,650           57,407

Subordinated convertible notes   1,885            3,676

Stockholders' equity
   Common stock                    203              198
   Paid-in capital              94,656           92,967
   Treasury stock               (2,553)             ---
   Accumulated deficit         (39,886)         (41,318)
  Cumulative currency
  translation adjustment        (3,264)          (2,013)

Total stockholders' equity      49,156           49,834

Total liabilities and
stockholders' equity          $102,691         $110,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INTERSOLV, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended October 31,

                        (amounts in thousands)

                              (unaudited)
                                        1996          1995
CASH INFLOWS (OUTFLOWS)

Operating activities:
  Net income (loss)                    $1,432       $(11,475)
  Non-cash items:
    Depreciation and amortization       8,449          7,174
    Deferred income taxes                 452           (100)
    Capitalized software writedowns       ---          2,386
  Payment of restructuring / acquisition
  charges                              (2,381)          (684)
  Accrued acquisition charges             ---          8,528
  Change in working capital            (8,494)         3,711

Net cash (used by) provided by
operating activities                     (542)         9,540

Investing activities:
  Additions to software                (7,733)        (6,924)
  Additions to property and equipment  (3,651)        (3,979)
  Sale/leaseback of equipment             ---            776
  Changes in other assets                  28            324

Net cash used in investing activities (11,356)        (9,803)

Financing activities:
  Proceeds (payments) from debt, net      (51)           232
  Payment of acquisition installment
  liability                               ---         (1,107)
  Proceeds from sale of common stock      796          7,430
  Purchase of common stock for
  treasury                             (3,446)           ---

Net cash (used by) provided by
financing activities                   (2,701)         6,555

Effect of exchange rate changes on
cash                                      148            (48)

Net (decrease) increase in cash and
cash equivalents                      (14,451)         6,244

Cash and cash equivalents, beginning
of period                              28,215         26,661

Cash and cash equivalents, end
of period                             $13,764        $32,905





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

The accompanying unaudited financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and six month periods ended October 31, 1996 may not necessarily be indicative of the results for the entire year. The April 30, 1996 condensed consolidated balance sheet data was derived from audited financial statements as of the same date.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Results Overview

The following table sets forth, for the periods indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


                             Percentage of Total Revenue
                         Three Months Ended     Six Months Ended
                            October 31,           October 31,

                              1996        1995     1996       1995

Revenues:
   License fees               56.7%       60.4%    56.9%      59.5%
   Service fees               43.3%       39.6%    43.1%      40.5%
                             100.0%      100.0%   100.0%     100.0%

Costs and expenses:
   Cost of products            9.7%       11.9%    11.2%      11.9%
   Cost of services           20.5%       18.1%    21.1%      18.1%
   Sales and marketing        46.9%       46.5%    47.3%      46.5%
   Research and development    9.5%       10.5%     9.5%      11.2%
   General and administrative  7.9%        9.4%     8.1%       9.8%
   Acquisition charges         ---        34.4%      ---      20.5%
      Total costs & expenses  94.5%      130.8%     97.2%    118.0%

Operating income (loss)        5.5%      (30.8%)     2.8%    (18.0%)

Other income, net              ---         0.8%      0.2%      0.7%

Income (loss) before taxes     5.5%      (30.0%)     3.0%    (17.3%)

Provision (benefit) for
income taxes                   1.7%       (0.6%)     1.0%       ---

Net income (loss)              3.8%      (29.4%)     2.0%     (17.3%)

Revenues from North America and International were  67%
and 33%, respectively, for the three months ended October
31, 1996 as compared to 66% and 34%, respectively for the same period last year. For the six months ended October
31, 1996, revenues from North America and International were 67% and 33% compared to 68% and 32% for the same period last year.

Revenues

Revenues for the three months ended October 31, 1996 were $37.7 million, which is 12% growth over the $33.7 million for the same period last year. Revenues for the six months ended October 31, 1996 were $70.4 million, which is 6% growth over the $66.4 million for the same period last year. For the three months ended October 31, 1996, revenue growth in PVCS (Software Configuration
Management) and DataDirect (Data Connectivity) product lines was 21% and 27%, respectively, which was offset by a 1% decline in revenue from the AppMaster (Enterprise
Client/Server) product line.  For the six months ending
October 31, 1996, PVCS and DataDirect revenues grew 22% and 23%, respectively, while revenues from the AppMaster product line decreased 15%.

Growth in the PVCS and DataDirect product lines was due to increases in new license sales and increased demand for services, particularly consulting services. The decline in the AppMaster product line was due largely to a decline in new license sales, reflecting a continuing trend experienced by the Company as more companies shift away from traditional COBOL oriented development to client/server development. The decline in AppMaster for this last quarter slowed as demand for the Company's Year
2000 solution begins to build.

On a geographical basis, the Company had revenue growth in North America and Asia/Pacific (principally Japan), for the three months ended October 31, 1996, while Europe was essentially flat. The results for the six months ended October 31, 1996, showed growth in North America and Europe, while Asia/Pacific had a slight decline.

Cost of Products

Cost of products includes cost of software media, freight, royalties and amortization of capitalized software development costs and purchased technology costs. Cost of products for the three months ended
October 31, 1996 decreased 9% from $4 million for the same period last year to $3.7 million. Cost of products for the six months ended October 31, 1996 was flat at $7.9 million, when compared to the same period last year.
The decrease in the three months ended October 31, 1996 is primarily due to lower levels of software amortization. This is expected to increase once the Allegris product line is released for general availability later in the fiscal year.

Cost of Services

Cost of services includes personnel and related indirect costs incurred to provide consulting and training services, as well as telephone support to customers under maintenance contracts. Cost of services increased 26% from $6.1 million for the three months ended October 31, 1995 to $7.7 million for the three months ended October
31, 1996. Cost of services increased 23% from $12 million for the six months ended October 31, 1995 to $14.8 million for the six months ended October 31, 1996.
The Company has experienced strong growth in the demand for consulting and implementation support services, which is reflected in the 22% and 13% growth in service revenue for the three and six month periods ended October 31, 1996, respectively. The growth in consulting revenues has led to an increase in personnel, thus increasing the cost of services.

Sales and Marketing

Sales and marketing expenses for the three months ended
October 31, 1996 increased 13% from $15.7 million for the same period last year to $17.7 million. Sales and marketing expenses increased 8% from $30.9 million for the six months ended October 31, 1996 to $33.3 million.
The Company increased its investments in field sales, telesales and third party selling channels, as well as expanding its marketing capabilities during the three and six months ended October 31, 1996. This increase in costs was partially offset by the decrease in sales and marketing costs resulting from the elimination of TechGnosis' redundant sales functions after the Company acquired TechGnosis International, Inc. ("TechGnosis") in
October 1995, in a transaction accounted for using the "pooling-of-interests" method.

Research and Development

Research and development ("R & D") expenses reflect gross expenditures less amounts capitalized in accordance with FAS 86. Amortization of capitalized software is included in cost of products. R & D expenses were $3.6 million in the second quarter ended October 31, 1996, which is 2% higher than last year's level of $3.5 million. R&D expenses for the six months ended October 31, 1996 were $6.7 million, which is 10% lower than the $7.4 million for the same period last year. The decrease in R&D expenses for the six month period ended October 31, 1996 is the result of higher capitalization of software costs related to the Company's new object-oriented technology, or Allegris. The Allegris product line is currently being used by several hundred "beta" customers and is expected to be released for general availability in the next several months.

General and Administrative

General and administrative expenses were $3 million in the second quarter of fiscal 1997, which is a 6% decrease as compared to $3.2 million in the same period last year.
General and administrative expenses for the six months ended October 31, 1996 were $5.7 million which is 13% lower than the $6.5 million for the same period last year. The decrease is due largely to the elimination of TechGnosis's redundant administrative functions after the Company acquired TechGnosis.

Operating Income

The Company reported an operating income of $2 million for the three months ended October 31, 1996, as compared to operating income excluding acquisition charges of $1.2 million for the three months ended October 31, 1995.
Operating income for the six months ended October 31, 1996 was $2 million, as compared to $1.6 million for the same period last year, after excluding acquisition charges.

Other Income, net

Other income, which is primarily net investment income, decreased when compared to the same periods last year as cash available to invest decreased .

Income Taxes

The Company's tax rate for the six months ended October
31, 1996 was 32% based upon the Company's estimate of what the annual effective tax rate will be assuming the use of existing tax credits and net operating loss carryforwards.

Financial Condition - Liquidity and Capital Resources

During the six months ended October 31, 1996, operations used $.5 million of cash, after paying $2.4 million in acquisition related restructuring charges. Financing activities used a net $2.7 million, as the Company spent
$3.4 million to repurchase its common stock. These outflows were offset by $0.8 million derived from the sale of stock through stock option exercises and employee stock purchase programs. Investing activities used $11.4 million as the Company invested $7.7 million in software and a net $3.7 million in fixed assets. Overall cash and cash equivalents were $13.8 million at October 31, 1996, which is down $14.4 million from $28.2 million at the beginning of the fiscal year.

The Company has a bank line of credit arrangement which allows short-term borrowings of up to $15 million. As of October 31, 1996, there were no amounts outstanding under this line of credit. Management believes that cash generated from operations, cash on hand and available borrowings are sufficient to meet the Company's capital requirements for the foreseeable future.

PART II.     OTHER INFORMATION

Item 4.     Results of Votes of Shareholders

The Annual Meeting of Stockholders was held at the Company's offices at 9420 Key West Avenue, Rockville, MD
20850 on September 25, 1996.

The stockholders voted to approve the following matters as set forth in the proxy statement.

                                   Number of Votes Cast
Description of Matter           For      Against     Abstain

1.  The following Class A
    Directors were elected:
    Kevin J. Burns          15,430,809  1,141,011     ---
     Richard A. Carpenter   16,140,032    431,788     ---
     Frank A. Sola          16,136,120    435,700     ---

2.  The addition of 300,000
    shares of common stock
    to the Company's 1992
    Employee Stock Purchase
     plan was approved      14,287,185  2,142,738   141,897

3.  The selection of
    Coopers & Lybrand
    L.L.P. as the Company's
    independent auditors
    for fiscal 1997 was
    ratified.               16,319,613    242,568     9,639

Item 5.     Other

None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits

           Number             Exhibit Description

          11.1               Computation of Net Income
                             Per Share for the three months
                             ended October 31, 1996 and 1995.

          11.2               Computation of Net Income Per Share
                             for the six months ended
                             October 31, 1996 and 1995

          27                 Financial Data Schedule (as
                             part of electronic filing)

     (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended October 31, 1996.







                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERSOLV, Inc.


Date:  December 12, 1996      By: /s/ Kenneth A. Sexton
                                  Kenneth A. Sexton
                                  Senior Vice President,
                                  Finance & Administration
                                  and Chief Financial
                                  Officer
                                  (Principal Financial
                                   and Accounting
                                   Officer)




                               EXHIBIT INDEX


Exhibit
Number          Description

11.1            Computation of Net Income Per Share
                for the three months ended October 31,
                1996 and 1995.

11.2            Computation of Net Income Per Share
                for the six months ended
                October 31, 1996 and 1995


27              Financial Data Schedule (as part of
                electronic filing)


EXHIBIT 11.1

                              INTERSOLV, INC

                  COMPUTATION OF NET INCOME PER SHARE

                     Three months ended October 31,

              (in thousands, except net income per share)

                                      1996           1995

PRIMARY
Weighted average number of
shares outstanding                   19,804         19,303

Additional shares under stock
option plan assumed outstanding
less shares assumed repurchased
under the treasury stock method         212            ---

Primary Shares                       20,016         19,303

Net Income (loss)                    $1,396        $(9,906)

Net Income (loss) Per Share           $0.07         $(0.51)

FULLY DILUTED
Weighted average number of shares
outstanding                          19,804         19,303

Additional shares under stock
option plan assumed outstanding
less shares assumed repurchased
under the treasury stock method         212           ---

Additional shares under the
subordinated convertible notes
assumed outstanding                     708           ---

Fully Diluted Shares                 20,724        19,303

Net Income (loss) before adjustments $1,396       $(9,906)

Elimination of interest expense,
net of related tax effect,
related to 8.4% subordinated
convertible notes                        35           ---

Net income (loss) used for fully
diluted net income per share         $1,431       $(9,906)

Net Income (loss) per share           $0.07        $(0.51)


EXHIBIT 11.2

                            INTERSOLV, INC

                 COMPUTATION OF NET INCOME PER SHARE

                     Six months ended October  31

              (in thousands, except net income per share)

                                    1996           1995

PRIMARY
Weighted average number
of shares outstanding             19,829          19,105

Additional shares under stock
option plan assumed outstanding
less shares assumed repurchased
under the treasury stock method      249             ---

Primary Shares                    20,078          19,105

Net Income (Loss)                 $1,432        $(11,475)

Net Income (Loss) Per Share        $0.07          $(0.60)


FULLY DILUTED
Weighted average number of
shares outstanding                19,829          19,105

Additional shares under stock
option plan assumed outstanding
less shares assumed repurchased
under the treasury stock method      249             ---

Additional shares under the
subordinated convertible
notes assumed outstanding            777             ---


Fully Diluted Shares              20,855          19,105

Net Income (Loss) before
adjustments                       $1,432        $(11,475)

Elimination of interest expense,
net of related tax effect,
related to 8.4% subordinated
convertible notes                     83             ---

Net Income (Loss) used for
fully diluted net income
(loss) per share                  $1,515        $(11,475)

Net Income (Loss) Per Share        $0.07          ($0.60)



17


30