Form 10-Q
period 1997-01-31
INTERSOLV INC
filed 1997-03-14
CIK 805330

14


_________________________________________________________

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549



                        FORM 10-Q


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 1997
                           OR

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

                    Yes___X___          No_______

As of February 28, 1997, there were 20,555,475 shares
outstanding of the Registrant's Common Stock, par value
$.01 per share.
_________________________________________________________


                     INTERSOLV, INC.

                          INDEX



                                                    Page
                                                   Number


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                      3

     Condensed Consolidated Statements of
     Operations for the three months ended
     January 31, 1997 and 1996                      4

     Condensed Consolidated Statements of
     Operations for the nine months ended
     January 31, 1997 and 1996                      5

     Condensed Consolidated Balance Sheets as of
     January 31, 1997 and April 30, 1996            6

     Condensed Consolidated Statements of Cash
     Flows for the nine months ended January 31,
     1997 and 1996                                  7

     Notes to Condensed Consolidated Financial
     Statements                                     8

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                             10


PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders    13

Item 5.  Other                                     13

Item 6.  Exhibits and Reports on Form 8-K          13

Signatures                                         14





PART I.      FINANCIAL INFORMATION


Item 1. Financial Statements.

The  financial statements set forth below for the three
and  nine month periods ended January 31, 1997 and 1996
are  unaudited, and have been prepared pursuant to  the
rules  and  regulations of the Securities and  Exchange
Commission.   Certain information and note  disclosures
normally   included  in  annual  financial   statements
prepared   in   accordance  with   generally   accepted
accounting  principles have been condensed  or  omitted
pursuant  to  those  rules and regulations.  INTERSOLV,
Inc. believes that the disclosures made are adequate to
make  the  information presented not  misleading.   The
results  for  the  three and nine month  periods  ended
January 31, 1997 are not necessarily indicative of the results for the fiscal year.

In   the   opinion  of  management,  the   accompanying
condensed consolidated financial statements reflect all
necessary   adjustments  (consisting  only  of   normal
recurring  adjustments) that are necessary for  a  fair
presentation of results for the periods presented.   It
is suggested that these financial statements be read in
conjunction   with  the  latest  audited   consolidated
financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended April 30, 1996.


                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         For the three months ended January 31,

      (amounts in thousands, except per share data)

                       (unaudited)
                                          1997     1996

Revenues:
   License fees                       $24,998     $24,990
   Service fees                        17,085     13,904

Total revenues                        $42,083    $38,894

Costs and expenses:
  Cost of products                      3,411      3,655
  Cost of services                       8,795     6,833
  Sales and marketing                   17,556    15,513
  Research and development               3,828     3,638
  General and administrative             3,472     2,893

Total costs and expenses                37,062    32,532

Operating income                         5,021     6,362

Other income (expense), net                (67)      283

Income before income taxes               4,954     6,645

Provision for income taxes               1,585     1,994

Net income                              $3,369    $4,651

  Shares used in computing primary
  net income per share                  20,594    20,059

Primary net income per share           $  0.16   $  0.23

  Shares used in computing fully
  diluted net income per share          20,913    21,080

Fully diluted net income per share     $  0.16    $ 0.22

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          For the nine months ended January 31,

      (amounts in thousands, except per share data)

                       (unaudited)
                                          1997     1996

Revenues:
   License fees                         $65,009     $64,459
   Service fees                          47,486      40,813

Total revenues                          112,495     105,272

Costs and expenses:
  Cost of products                       11,319      11,527
  Cost of services                       23,639      18,870
  Sales and marketing                    50,845      46,405
  Research and development               10,545      11,070
  General and administrative              9,159       9,393
  Acquisition charges                       ---      13,600

Total costs and expenses                105,507     110,865

Operating income (loss)                   6,988      (5,593)

Other income, net                            72         763

Income (loss) before income taxes         7,060      (4,830)

Provision for income taxes                2,259       1,994

Net income (loss)                        $4,801     ($6,824)

  Shares used in computing primary net
  income per share                       20,253      19,256

Primary net income (loss) per share      $ 0.24     ($ 0.35)

  Shares used in computing fully
  diluted net income per share           20,897      19,256

Fully diluted net income (loss) per
share                                    $ 0.23     ($ 0.35)

The accompanying notes are an integral part of these condensed consolidated financial statements.


                     INTERSOLV, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands)

                       (unaudited)
                                 As of       As of
                             January 31,    April 30,
                                1997          1996

ASSETS

Current assets:
   Cash and cash equivalents     $12,826     $28,215
   Accounts receivable, net       45,916      37,645
   Prepaid expenses and other
   current assets                  7,111       7,237

Total current assets              65,853      73,097

Software, net                     24,687      22,670
Property and equipment, net       11,133       7,835
Notes receivable and other assets  8,761       7,315

Total assets                    $110,434    $110,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and
   accrued expenses               29,792      30,791
   Deferred revenue               16,733      18,799

Total current liabilities         46,525      49,590

Long-term liabilities              9,000       7,817

Total liabilities                 55,525      57,407

Subordinated convertible notes       120       3,676

Stockholders' equity
   Common stock                      208         198
   Paid-in capital                96,267      92,967
   Treasury stock                 (1,523)        ---
   Accumulated deficit           (36,517)    (41,318)
  Cumulative currency translation
  adjustment                      (3,646)     (2,013)

Total stockholders' equity        54,789      49,834

Total liabilities and stockholders'
equity                          $110,434    $110,917

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine months ended January 31,

                 (amounts in thousands)

                       (unaudited)
                                      1997     1996
CASH INFLOWS (OUTFLOWS)

Operating activities:
  Net income (loss)               $4,801     ($6,824)
  Non-cash items:
    Depreciation and amortization 12,244      10,692
    Deferred income taxes          1,959       1,841
    Capitalized software
    writedowns                       ---       2,386
  Payment of restructuring/
  acquisition charges             (2,782)     (2,581)
  Change in working capital      (18,505)      3,608

Net cash (used by) provided by
operating activities              (2,283)      9,122

Investing activities:
  Additions to software          (10,754)     (8,891)
  Acquisition of TechGnosis
  International                      ---      (4,800)
  Additions to property and
  equipment                       (6,039)     (6,387)
  Sale/leaseback of equipment        ---         776
  Changes in other assets           (707)       (330)

Net cash used in investing
activities                       (17,500)    (19,632)

Financing activities:
  Proceeds (payments) from debt,
  net                              6,325        (808)
  Payment of acquisition
  installment liability              ---      (1,107)
  Proceeds from sale of common
  stock                            1,676       8,327
  Purchase of common stock for
  treasury                        (3,445)        ---

Net cash provided by financing
activities                         4,556       6,412

Effect of exchange rate changes
on cash                             (162)       (249)

Net decrease in cash and cash
equivalents                      (15,389)     (4,347)

Cash and cash equivalents,
beginning of period               28,215      26,661

Cash and cash equivalents,
end of period                    $12,826     $22,314

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

The accompanying unaudited financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine month periods ended January 31, 1997 may not necessarily be indicative of the results for the entire year. The April 30, 1996 condensed consolidated balance sheet data was derived from audited financial statements as of the same date.

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

Accounts Payable and Accrued Expenses

The Company has unsecured domestic and foreign bank line of credit arrangements which provide for borrowings of up to $15.8 million. As of January 31, 1997, there was $6.8 million outstanding. This amount is classified in accounts payable and accrued expenses on the accompanying condensed balance sheet.
Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Results Overview

The   following  table  sets  forth,  for   the   periods
indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


               Percentage of Total Revenue
                   Three Months Ended     Nine Months Ended
                       January 31,           January 31,

                     1997     1996         1997     1996

Revenues:
   License fees     59.4%     64.3%      57.8%     61.2%
   Service fees     40.6%     35.7%      42.2%     38.8%
                   100.0%    100.0%     100.0%    100.0%

Costs and expenses:
   Cost of products  8.1%     9.4%       10.1%     10.9%
   Cost of services 20.9%    17.6%       21.0%     17.9%
   Sales and
   marketing        41.7%    39.9%       45.2%     44.1%
   Research and
   development       9.1%     9.4%        9.4%     10.5%
   General and
   administrative    8.3%     7.4%        8.1%      8.9%
   Acquisition
   charges           ---      ---         ---      12.9%
      Total costs
      and expenses  88.1%    83.7%       93.8%    105.2%

Operating income
(loss)              11.9%    16.3%        6.2%     (5.2%)

Other income
(expense), net      (0.1%)    0.7%        0.1%      0.7%

Income (loss) before
taxes               11.8%    17.0%        6.3%     (4.5%)

Provision for income
 taxes               3.8%    5.0%         2.0%       1.9%

Net income (loss)    8.0%   12.0%         4.3%      (6.4%)

Revenues from North America and International were 69% and 31%, respectively, for the three months ended January
31, 1997 as compared to 67% and 33%, respectively for the same period last year. For the nine months ended January
31, 1997, revenues from North America and International were 68% and 32% compared to 66% and 34% for the same period last year.
Revenues

Revenues for the three months ended January 31, 1997 were
$42.1  million, which is 8% growth over the $38.9 million
for  the  same period last year.  Revenues for  the  nine
months ended January 31, 1997 were $112.5 million,  which
is  7% growth over the $105.3 million for the same period
last  year.  For the three months ended January 31, 1997,
revenue    growth   in   PVCS   (Software   Configuration
Management)  and  DataDirect (Data Connectivity)  product
lines was 34% and 7%, respectively, which was offset by a
22%  decline  in  revenue from the AppMaster  (Enterprise
Client/Server) product line.  For the nine months  ending
January  31, 1997, PVCS and DataDirect revenues grew  28%
and 17%, respectively, while revenues from the AppMaster product line decreased 17%.

Growth  in the PVCS and DataDirect product lines was  due
to  increases  in new license sales and increased  demand
for  services, particularly consulting services.  For the
nine months ended January 31, 1997, revenue for PVCS  and
DataDirect represented 82% of the Company's revenue.  The
decline in the AppMaster product line was due largely  to
a  decline  in new license sales, reflecting a continuing
trend  experienced by the Company as more companies shift
away  from  traditional  COBOL  oriented  development  to
client/server development.  The decline in AppMaster  new
license sales is partially offset by increased consulting
services  as demand for the Company's Year 2000  solution
continues  to  build.   The  Company  expects  to  derive
increased license fees from its new object-oriented technology, Allegris, which was released for general availability in January 1997.

On  a  geographical basis, the Company had revenue growth
in  North  America and Asia/Pacific (principally  Japan),
for  the  three  months  ended January  31,  1997,  while
revenues  in  Europe declined somewhat.  The results  for
the nine months ended January 31, 1997, showed growth  in
North   America  and  Asia/Pacific,  while   Europe   was
essentially flat.

Cost of Products

Cost   of  products  includes  cost  of  software  media,
freight,   royalties  and  amortization  of   capitalized
software   development  costs  and  purchased  technology
costs.   Cost  of  products for the  three  months  ended
January  31, 1997 decreased 7% from $3.7 million for  the
same  period last year to $3.4 million.  Cost of products
for  the nine months ended January 31, 1997 decreased  to
$11.3  million,  when compared to $11.5 million  for  the
same  period last year.  The decreases in the  three  and
nine  months ended January 31, 1997 are primarily due  to
lower   levels   of   software   amortization.   Software
amortization should increase because the Allegris product line was released for general availability in January
1997.

Cost of Services

Cost  of services includes personnel and related indirect
costs   incurred  to  provide  consulting  and   training
services, as well as telephone support to customers under
maintenance  contracts.  Cost of services  increased  29%
from $6.8 million for the three months ended January  31,
1996  to  $8.8 million for the three months ended January
31,  1997.   Cost  of services increased 25%  from  $18.9
million  for  the nine months ended January 31,  1996  to
$23.6 million for the nine months ended January 31, 1997.
The  Company has experienced strong growth in the  demand
for  consulting and training services, which is reflected
in  the  23%  and 16% growth in service revenue  for  the
three  and  nine  month periods ended January  31,  1997,
respectively.   The  growth in  consulting  and  training
services has led to an increase in personnel, thus increasing the cost of services.

Sales and Marketing

Sales  and marketing expenses for the three months  ended
January 31, 1997 increased 13% from $15.5 million for the
same  period  last  year  to  $17.6  million.  Sales  and
marketing  expenses increased 10% from $46.4 million  for
the  nine months ended January 31, 1996 to $50.8 million.
The  Company  increased its investments in  field  sales,
telesales  and third party selling channels, as  well  as
expanding its marketing capabilities during the three and
nine  months  ended January 31, 1997.  This  increase  in
costs  was partially offset by the decrease in sales  and
marketing   costs  resulting  from  the  elimination   of
TechGnosis' redundant sales functions after the Company acquired TechGnosis International, Inc. ("TechGnosis") in
October 1995, in a transaction accounted for using the "pooling-of-interests" method.

Research and Development

Research and development ("R & D") expenses reflect gross
expenditures less amounts capitalized in accordance  with
FAS 86.  Amortization of capitalized software is included
in cost of products.  R & D expenses were $3.8 million in
the  third  quarter ended January 31, 1997, which  is  5%
higher  than  last  year's level of  $3.6  million.   R&D
expenses for the nine months ended January 31, 1997  were
$10.5  million, which is 5% lower than the $11.1  million
for  the  same  period last year.  The  decrease  in  R&D
expenses for the nine month period ended January 31, 1997
is  the result of higher capitalization of software costs
related  to  the  Allegris product  line.   The  Allegris
product line was released for general availability in January 1997.

General and Administrative

General and administrative expenses were $3.5 million  in
the third quarter of fiscal 1997, which is a 20% increase
as compared to $2.9 million in the same period last year.
General  and administrative expenses for the nine  months
ended  January  31, 1997 were $9.2 million  which  is  2%
lower  than  the  $9.4 million for the same  period  last
year.   The  increase for the quarter ended  January  31,
1997  is  attributable  to  the  implementation  of   new
information systems and supporting infrastructure.

Operating Income

The Company reported operating income of $5 million for the three months ended January 31, 1997, as compared to operating income of $6.4 million for the three months ended January 31, 1996. Operating income for the nine months ended January 31, 1997 was $7 million, as compared to $8.0 million for the same period last year after excluding acquisition charges.

Other Income, net

Other income, which is primarily net investment income, decreased when compared to the same periods last year as cash available to invest decreased .

Income Taxes

The  Company's tax rate for the nine months ended January
31, 1997 was 32% based upon the Company's estimate of the annual effective tax rate assuming the use of existing tax credits and net operating loss carryforwards.

Financial Condition - Liquidity and Capital Resources

During the nine months ended January 31, 1997, operations
used  $2.3 million of cash, after paying $2.8 million  in
acquisition  related  restructuring  charges.   Financing
activities generated a net $4.6 million, as $1.7 million was derived from the sale of stock through stock option exercises and employee stock purchase programs and net borrowings under lines of credit totaled $6.3 million.
The Company also spent $3.4 million to repurchase its common stock. Investing activities used $17.5 million as the Company invested $10.8 million in software and a net
$6 million in fixed assets. Overall cash and cash equivalents were $12.8 million at January 31, 1997, which is down $15.4 million from $28.2 million at the beginning of the fiscal year.

The  Company has domestic and foreign bank line of credit
arrangements which allow short-term borrowings of  up  to
$15.8   million,   of  which  there  was   $6.8   million
outstanding as of January 31, 1997. Management believes that cash generated from operations, cash on hand and available borrowings are sufficient to meet the Company's capital requirements for the foreseeable future.
PART II.     OTHER INFORMATION

Item 4.     Results of Votes of Shareholders

None.

Item 5.     Other

None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits

           Number             Exhibit Description

          11.1               Computation of Net Income
                             Per Share for the three months
                             ended January  31, 1997 and
                             1996.

          11.2               Computation of Net Income
                             Per Share for the nine
                             months ended January 31,
                             1997 and 1996

          27                 Financial Data Schedule (as
                             part of electronic filing)

     (b)     Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended January 31, 1997.






                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERSOLV, Inc.


Date:  March 13, 1997        By: /s/ Kenneth  A. Sexton
                                 Kenneth A. Sexton
                                 Senior Vice President,
                                 Finance & Administration
                                 and Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)




                      EXHIBIT INDEX




Exhibit
Number             Description

11.1               Computation of Net Income Per Share
                   for the three months ended January 31,
                   1997 and 1996.

11.2               Computation of Net Income Per Share
                   for the nine months ended
                   January 31, 1997 and 1996


27                 Financial Data Schedule (as part of
                   electronic filing)

EXHIBIT 11.1

                     INTERSOLV, INC

           COMPUTATION OF NET INCOME PER SHARE

             Three months ended January 31,

       (in thousands, except net income per share)

                                      1997     1996

PRIMARY
Weighted average number of shares
outstanding                          20,272   19,515

Additional shares under stock
option plan assumed outstanding
less shares assumed repurchased
under the treasury stock method         322      544

Primary Shares                       20,594   20,059

Net Income                           $3,369   $4,651

Net Income Per Share                 $ 0.16   $ 0.23

FULLY DILUTED
Weighted average number of shares
outstanding                          20,272   19,515

Additional shares under stock
option plan assumed outstanding
less shares assumed repurchased
under the treasury stock method         397      544

Additional shares under the 8.4%
subordinated convertible notes
assumed outstanding                     244    1,021

Fully Diluted Shares                 20,913   21,080

Net Income before adjustments        $3,369   $4,651

Elimination of interest expense,
net of related tax effect, related
to 8.4% subordinated convertible
notes                                    16       57

Net income used for fully diluted
net income per share                 $3,385    $4,708

Net Income per share                 $ 0.16   $  0.22

EXHIBIT 11.2

                     INTERSOLV, INC

           COMPUTATION OF NET INCOME PER SHARE

              Nine months ended January 31

       (in thousands, except net income per share)

                                      1997       1996

PRIMARY
Weighted average number of shares
outstanding                          19,977     19,256

Additional shares under stock
option plan assumed outstanding
less shares assumed repurchased
under the treasury stock method         276       ---

Primary Shares                       20,253     19,256

Net Income (Loss)                   $ 4,801    ($6,824)

Net Income (Loss) Per Share         $  0.24  ($   0.35)


FULLY DILUTED
Weighted average number of shares
outstanding                          19,977     19,256

Additional shares under stock
option plan assumed outstanding
less shares assumed repurchased
under the treasury stock method         321        ---

Additional shares under the 8.4%
subordinated convertible notes
assumed outstanding                     599        ---


Fully Diluted Shares                 20,897      19,256

Net Income (Loss) before adjustments $4,801     ($6,824)

Elimination of interest expense,
net of related tax effect, related
to 8.4% subordinated convertible notes   99         ---

Net Income (Loss) used for fully
diluted net income (loss) per share $ 4,900     $ 6,824

Net Income (Loss) Per Share         $  0.23    ($  0.35)