Form 10-K
period 1997-04-30
INTERSOLV INC
filed 1997-07-29
CIK 805330

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


_X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year ended April 30, 1997
                                    OR

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and low price of the Common Stock on June 30, 1997 as quoted by NASDAQ was $186,730,305.

The number of shares outstanding of the registrant's Common Stock $0.01 par value on June 30, 1997 was 20,649,409 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of
 Stockholders, which will be filed with the Securities and Exchange within 120 days after April 30, 1997 (items 10 through 13, Part III)

_____________________________________________________________________
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

     The Company's principal executive offices are located at 9420 Key West Avenue, Rockville, MD 20850, and its telephone number at that address is (301) 838-5000. The Company's common stock is traded over the counter on the NASDAQ National Market under the symbol "ISLI".

COMPANY OVERVIEW

     INTERSOLV's mission is to accelerate the delivery of information systems. The Company does this by providing best-in-class solutions that focus on the entire application enablement process to deliver enterprise-wide applications across
client/server, Internet and intranet  environments.   INTERSOLV
offers software products and services in three major solution areas: automated software quality, data connectivity and year 2000 renewal. The Company's strategic advantage emphasizes technology independence. All of INTERSOLV's solutions are database independent and work across a variety of operating systems and platforms. The open architecture of the Company's products ensures interoperability with existing systems and tools to enable organizations to protect existing legacy investments, while allowing organizations to introduce new technology in a controlled fashion. The Company's objective is to build products that deliver high productivity on simple projects and are powerful enough to handle scalability requirements of production-grade information systems without retooling.

INTERSOLV's three primary solution areas are:

* Automated Software Quality (ASQ) - INTERSOLV's ASQ product series consists of the Company's software configuration management solution, PVCS. In partnership with Segue Software, the Company offers an automated software testing solution, QualityWorks. ASQ products provide requirements management, version management, problem/change request tracking, build management, distributed management, test planning and test management. The Company's ASQ offerings leverage team development on the local area network (LAN) while supporting multi-operating systems and multi-tool environments.

* Data Connectivity - INTERSOLV's data connectivity products provide common communications, management and database access for client, server and Web applications. They support proven standards, including ODBC, JDBC and OLE DB, and all major operating systems and data sources. Offerings include solutions to deploy cross-platform applications accessing multiple data sources.

* Year 2000 Renewal - INTERSOLV's year 2000 solutions are a flexible suite of customizable solutions designed to meet the full spectrum of an organization's Year 2000 renewal initiatives. They integrate INTERSOLV's proven, industry-leading processes, technology and services to provide comprehensive research and impact analysis, automated version control, project tracking,
  configuration building and change synchronization.   The
  offerings include a comprehensive software configuration management approach to Year 2000 conversions, a highly efficient, technology-based assembly line approach for complete Year 2000 renewal, and a unique management method for the Year 2000 renewal process to ensure reliable analysis, updating and testing of target applications.

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

PRODUCTS

     INTERSOLV offers a variety of open product and service solutions to accelerate the delivery of information systems. The
Company's three primary solution areas are discussed below.

AUTOMATED SOFTWARE QUALITY

INTERSOLV's automated software quality (ASQ) tools and services help ensure quality throughout the application development process - from requirements management through application testing and delivery. ASQ is made up of the Company's software configuration management solution and automated software testing solution.

Software Configuration Management Solution

     INTERSOLV PVCS Series is a comprehensive family of software configuration management products which enable software developers to manage software changes in a team development environment, such as on the LAN, or the Internet and the World Wide Web. The PVCS family includes tools for requirements management, version management, change/problem tracking, build management, distribution management and promotion management.
The PVCS products provide an audit trail of activity, file revision histories, support for parallel development, exact image rebuilds and support for quality assurance. PVCS provides control over the configuration of any application software and/or documentation, whether it is client/server development or Internet/intranet development. PVCS allows users to manage and resolve problems and change requests which threaten software quality and production schedules. The PVCS products operate on multiple platforms and operating systems. PVCS supports development in C, C++, COBOL, Java and any type of web source file such as HTML, GIF, etc. It also works with most commonly used development workbenches such as Borland Delphi, Sybase/PowerSoft PowerBuilder and Microsoft Visual Basic. The products that make up the series include:

* INTERSOLV PVCS Version Manager - automates code control, enables reuse, manages any development object and supports parallel development without maintenance problems.
* INTERSOLV PVCS Developers Toolkit - a set of DLL's, import libraries and header files that provides developers the ability to add PVCS services to their own applications.
* INTERSOLV PVCS Tracker - manages problems and change requests that threaten software quality and production schedules.
* INTERSOLV PVCS Tracker for Web Teams - assists Web teams in managing web change requests associated with updating corporate Web sites.
* INTERSOLV PVCS SiteSync - provides a bi-directional LAN to mainframe, or LAN to LAN configuration management link that ensures development is synchronized to mainframe production or remote LAN versions.
* INTERSOLV PVCS Configuration Builder - automates and provides consistency to all tasks associated with producing executable applications of any type.


Automated Software Testing

     INTERSOLV QualityWorks Series assists in managing the testing process and enables the rapid development of functional, graphical user interface ("GUI"), regression, system and unit tests from the desktop. The Company has partnered with Segue Software to resell the QualityWorks Series. QualityWorks is the industry's first automated testing tool that integrates test plans and reusable test scripts with INTERSOLV PVCS Version Manager. The five products that make up the QualityWorks Series:


* QA Partner provides comprehensive distributed systems testing.
* QA Organizer provides test management, planning, and reporting for the entire QualityWorks family.
* QA DBTester provides the ability to validate information and run test scripts against more than 35 databases.
* QA Performer provides real-time, multi-platform load testing to ensure the performance of distributed applications.
* GO! Enables the test engineer to move from merely automated to automatic. Test scripts for standard GUI functions and compliance with Windows conventions are automatically generated.

DATA CONNECTIVITY SOLUTIONS

     INTERSOLV DataDirect Series simplifies data access in complex environments by providing high performance, standards-based data connectivity for the client, server and Web, scalable from small projects to the enterprise level. The core products are:

* DataDirect ODBC drivers, the industry's most comprehensive range of open database connectivity ("ODBC") technology, allow software developers to build and deploy software for multiple databases from one application programming interface (API). Through one consistent and simplified interface, ODBC drivers enable high-performance access to more than 130 combinations of databases and platforms.

* DataDirect SequeLink is server-based, data access middleware that provides a single connection to heterogenous data sources and servers and supports large user populations. SequeLink is designed to deliver high-performance point-to-point access across almost any client, network, server, or database.

* DataDirect SequeLink Java Edition is server-based data access middleware consisting of a single, universal standards-based Java database connectivity ("JDBC") client and DBMS- server interface components. It delivers high-performance point-to-point and multi-tier access to data across the Internet, intranets and extranets - connecting to a wide variety of databases.

* DataDirect WebDBLink provides secure ODBC data access from both UNIX and NT Web servers to Web browser-based clients. It is designed specifically for secure, high-performance Web database publishing via HTML.

* DataDirect OLE DB is INTERSOLV's next generation standards-based connectivity solution. As the OLE DB standard unfolds, INTERSOLV will be extending data access from ODBC to OLE DB service and data providers for ActiveX applications using ADO and ADC.

Year 2000 Renewal

     INTERSOLV Factory2000 Series combines industry-leading technology and expert services to help companies tackle today's year 2000 initiative and future change management challenges. Factory2000 tools comprise integrated, client/server technology for comprehensive research and impact analysis, automated version control, project tracking, configuration building and change synchronization. INTERSOLV ServiceDirect Consulting programs range from mentoring and basic technology transfer to software configuration management assistance and turnkey year 2000 conversion outsourcing. The Factory2000 offering includes the following:

* SCM2000 combines INTERSOLV PVCS, the premier software configuration management ("SCM") solution for heterogeneous development, and INTERSOLV ServiceDirect consultants to help build a SCM safety net for the year 2000 initiative. The offering includes automated version control, project tracking, configuration building and change synchronization.

* Renovate2000 provides a solution to automatically research, identify and assess the impact of the year 2000 problem across an entire application portfolio. It features INTERSOLV's AppMaster Renovator product line to research, document and make the necessary changes to ensure year 2000 compliance.

* Intersolv also offers a turnkey year 2000 solution in which INTERSOLV takes full responsibility to assess, modify and test applications for year 2000 compliance and standards.


OTHER SOLUTION AREAS


     INTERSOLV Allegris Series is a series of component-based development tools for the rapid delivery of next-generation client/server, Internet and corporate intranet applications. The
Allegris Series includes the following products:

* Allegris Object Repository provides a "software warehouse" for storing, managing, locating and reusing components to speed new systems development.

* Allegris Constructor provides the ability to rapidly assemble components via a point-and-click, drag-and-drop interface to easily build powerful applications, distributed across client/server and Internet/intranet platforms.

* Allegris DataDesigner offers an integrated object modeling and database design environment.

* Allegris Workshop provides a complete Object-Oriented ("OO") development environment for building reusable components that can be easily ported across a wide range of platforms. It includes the Allegris Foundation class library of more than 170 cross platform components.


SERVICES

     INTERSOLV offers a wide variety of support services, known as INTERSOLV ServiceDirect, which are intended to help customers quickly gain benefits from the suite of product solutions that are available. The range of services offered is described below.

Maintenance Services

     INTERSOLV offers its customers the opportunity to purchase maintenance services for its products. The services consist primarily of enhancements and updates to the products as well as telephone support concerning their operation. Annual fees for maintenance services typically equal 17 percent of the product's list price and commence upon purchase of the product(s).

Training and Consulting Services

     INTERSOLV also offers highly focused fee-paid consulting and training services to assist customers in using INTERSOLV products. Consulting services are focused on helping the customer exploit INTERSOLV technology through short-term, highly focused projects or through long-term projects which integrate the Company's products with the customer's development environment. Educational offerings include both on-site training and training at an INTERSOLV training center and are focused on the use of INTERSOLV technology.

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

Field Sales

     The Company's field sales personnel are located in Australia, Belgium, France, Germany, Japan, United Kingdom and several major metropolitan areas in the U.S., offering products and technical support to customers and prospects. Field sales personnel concentrate their efforts on one solution area within a defined geographical region, with the exception of a select group of field sales representatives who are responsible for selling all products. Field Sales builds long-term relationships with the Company's largest customers and prospects. Field sales personnel assist prospective and current customers in evaluating needs and solutions and guide them in the evaluation and use of INTERSOLV products. Field sales personnel focus their efforts primarily on large corporate prospects and customers. Transactions through the field sales organization generally range from $25,000 to over $1,000,000, depending on the number of products licensed and the number of developers authorized to use the product(s).

Third Parties

     In addition to the Company's own field sales and telesales organizations, the Company markets its technologies and products through a global network of other independent software vendors ("ISV"s), value-added resellers ("VARs") and other dealers and distributors. Through third party alliances, the Company enables selected ISVs to embed and sell certain INTERSOLV technologies in their own products. Alliances with other ISVs include joint development and marketing arrangements. INTERSOLV also has arrangements with VARs, dealers and distributors to resell the Company's products in markets which the Company cannot cost effectively reach on a direct basis.

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

     The Company's service fee revenues have continued to grow in fiscal 1997. Continued growth of service revenues is dependent upon acceptance of the Company's products within the market and the Company's ability recruit, train and retain sufficiently skilled personnel to deliver the services. The demand for personnel with information technology skills is very strong; accordingly the Company must compete with numerous other companies when recruiting personnel.

PRODUCT DEVELOPMENT

     Due to the rapid technological changes the computer software industry is subject to, the Company expects to continue to dedicate significant resources to enhance its current products and develop new ones. The Company spent $27 million, $25.9 million and $22.7 million on product development, before capitalization of certain internal software development costs, for the fiscal years ended April 30, 1997, 1996, and 1995, respectively.

       While certain INTERSOLV products have been developed internally, the Company has in the past and intends to continue to acquire certain software technology from others and integrate those technologies into its family of products.

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


EMPLOYEES

      As of April 30, 1997, the Company employed 986 persons including 339 in sales and marketing, 338 in consulting, training and technical support, 176 in product development and 133 in general and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.     PROPERTIES

     The Company leases all of its office space for its corporate headquarters, sales, distribution and development offices. Major facility leases include the following:

     Location          Purpose                     Facility Size

     Rockville, MD     Corporate Headquarters     74,000 sq. ft.
     Beaverton, OR     Sales/Development          48,000 sq. ft.
     Morrisville, NC   Sales/Development          39,000 sq. ft.
     Framingham, MA    Development                19,000 sq. ft.
     Gaithersburg, MD  Distribution Center        13,000 sq. ft.

The aggregate rental payments for all facilities for fiscal 1997 was approximately $4.8 million, and all leases are subject to renewal clauses and rent increase provisions, which are typical of similar leases in the relevant geographic areas.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                             PART II


ITEM 5.      MARKET  FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

      The Company's common stock is traded on the NASDAQ National Market. There have been no dividends paid on INTERSOLV common stock since the Company's initial public offering in 1986. See the market price information in Note 12 of Notes to the Consolidated Financial Statements on page 34 on this Form 10-K. The market price information represents "last sale" quotations and does not include markups, markdowns or commissions.

     The number of holders of record of the Company's common stock was approximately 219 at June 30, 1997.

ITEM 6.     SELECTED FINANCIAL DATA

           (amount in thousands, except per  share data)
                      Fiscal Year Ended April 30

                        1997      1996     1995     1994      1993

Revenues              $160,413  $145,313  $134,517  $99,568  $88,263

Income (loss) before
income taxes           (18,405)     (383)   16,083  (28,738) (14,889)

Net income (loss)      (21,166)   (3,711)   10,974  (29,045) (14,929)

Fully diluted (loss)
per share               ($1.05)   ($0.19)    $0.55   ($1.90)  ($0.99)

Total assets            96,017   110,917   104,808   84,313   64,962

Long-term liabilities
  (including current
  portion)               7,882     8,387     3,226    2,368    1,254

Notes:

Fiscal 1997 operating results include pretax charges totaling $28.9 million (after-tax effect of $1.41 per share) resulting from an adjustment that is primarily non-cash to reduce capitalized and purchased software costs, along with related intangible assets, to net realizable value (See Note 3 for additional detail).

Fiscal 1996 operating results include pretax charges totaling $13.6 million (after-tax effect of $0.67 per share) resulting from the acquisitions of TechGnosis International, Inc. ("TechGnosis") and PC Strategies and Solutions, Inc. ("PCS"). Prior year data has been restated to include TechGnosis and PCS acquisitions, accounted for using the "pooling-of-interest" method (See Note 3 for additional detail).

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The  following table sets forth, for the periods  indicated,
the   percentages   which  selected  items  in  the   Consolidated
Statements of Operations are to total Revenues:



                                                      Year to Year
                            Selected Items as a        Percentage
                            Percentage of Revenues  Increase (Decrease)

                                                       1997      1996
                               Year Ended April 30  Compared to Compared to
                             1997     1996     1995     1996     1995

Revenues:
  License fees               56.9%     61.3%     64.6%     2%     3%
  Service fees               43.1      38.7      35.4     23     18
   Total                    100.0     100.0     100.0     10      8

Cost and expenses:
  Cost of products            7.7      10.8       8.9    (21)    31
  Cost of services           21.9      17.9      16.0     34     21
  Sales and marketing        45.6      44.0      42.7     14     12
  Research and development   10.9      10.1      10.1     20      7
  General and administrative  7.3       8.8      10.5     (9)   (10)
  Non-recurring charges      18.0       9.4       ---    N/M    N/M
    Total                   111.4     101.0      88.2     22     24

Operating income (loss)     (11.4)     (1.0)     11.8     N/M   N/M

Other income (expense), net  (0.1)      0.7       0.2     N/M   295

Income (loss) before income
 taxes                      (11.5)     (0.3)     12.0     N/M   N/M

Provision (benefit) for income
 taxes                        1.7       2.3       3.8     (17)  (35)

Net income (loss)           (13.2%)    (2.6%)     8.2%    N/M   N/M

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

     The Company's product and service offerings are focused in three primary solution areas: Automated Software Quality (which includes the PVCS products for Software Configuration Management and QualityWorks products for Automated Software Testing), Data Connectivity (which includes DataDirect ODBC drivers and DataDirect Sequelink) and Year 2000 renewal. The Company's other solution areas include the Allegris Series, a series of component-based development tools for the rapid delivery of client/server, Internet and corporate intranet applications. The Company began selling the Allegris Series and the QualityWorks solutions late in fiscal 1997. The Company acquired TechGnosis International Inc. ("TechGnosis") in October 1995 and PC Strategies and Solutions, Inc. ("PCS") in May 1995 in transactions accounted for using the "pooling-of-interests" method. INTERSOLV's historical financial results for fiscal 1995 were restated to include the results of operations for both of these companies.

Total Revenue

      Total revenue for fiscal 1997 was $160.4 million, which is a 10% increase over fiscal 1996. This growth was driven by increased revenues for PVCS and DataDirect product lines, which grew 26% and 18%, respectively. The PVCS and DataDirect revenues grew due to increased license and service fee revenues, reflecting continuing increased demand for these products. Year 2000 renewal revenue, a new area for the Company, contributed over $6 million to fiscal 1997. These increases were offset somewhat by a decline in the AppMaster product family, as demand for COBOL based software solutions continued to decrease. Exclusive of Year 2000 renewal revenues, AppMaster revenues declined 27%.

      Total revenue for fiscal 1996 was $145.3 million or 8% greater than fiscal 1995. Revenue grew due to growth in the PVCS and DataDirect product lines, which offset a decline in the AppMaster product series. Growth in the PVCS and DataDirect series resulted from increased license fee revenue related to increased demand for the software products and increased service fee revenue driven by the demand for consulting and training services. The decrease in the AppMaster product line is due to a decreased demand for COBOL based software solutions. The AppMaster product series accounted for 26% of total revenues in fiscal 1996 and declined 20% from fiscal 1995.

License Fee Revenue ("LFR")

      Fiscal 1997 LFR was $91.3 million, or a 2% increase over fiscal 1996. Fiscal 1996 LFR was $89.1 million, or 3% greater than the prior year. Growth in new license sales for PVCS products and DataDirect products were the primary reasons for the increase. LFR growth for the above areas was offset by a decline in new license sales for the Company's AppMaster product series.

Service Fee Revenue ("SFR")

      Fiscal 1997 SFR was $69.1 million, which is a 23% increase over fiscal 1996. Fiscal 1996 SFR was $56.2 million, or 18% more than fiscal 1995. Increased demand for consulting and training services in both PVCS and DataDirect product lines, combined with growth in the installed customer base and renewal of existing maintenance contracts led to the growth during the three year period.

North American Revenue

      In  fiscal 1997, North American revenue grew 15% to  $111.5 million. In fiscal 1996 North American revenue increased 8% to $96.9 million. In fiscal 1997, the Company had growth in all product families. In fiscal 1996, revenue growth in the PVCS products, along with revenue contributions from the new DataDirect products were the reasons for the increase. Revenue from the AppMaster products declined in fiscal 1996.

International Revenue

      In fiscal 1997, International revenue was $48.9 million  or
1% greater than last year. Changes in currency exchange rates decreased fiscal 1997 revenues by $2 million when compared to the prior fiscal year. In fiscal 1997, Europe decreased 1%, while Asia-Pacific grew 10%. Both Europe and Asia-Pacific had growth in the  PVCS  and  DataDirect product lines, which  were  offset somewhat
by declines  from  the  AppMaster product lines.   In  fiscal  1996,
International revenue was $48.4 million, or 8% greater than the prior year. Changes in currency exchange rates increased fiscal
1996  revenues by $0.4 million, when compared to the prior fiscal
year.    Europe grew 6%, while Asia-Pacific grew 10%.  Growth  in
the   PVCS  products  and  revenue  contributions  from  the  new
DataDirect products were the primary reasons for the increase.

Cost of Products

      Cost of products includes costs of software media, freight, royalties and amortization of capitalized software development costs and purchased technology costs. In fiscal 1997, cost of products decreased 21% to $12.4 million. In fiscal 1996, cost of products increased 31% to $15.6 million. Cost of products as a percentage of revenues was 7.7%, 10.8%, and 8.9% in fiscal 1997, 1996 and 1995, respectively. Amortization expense is the largest component of cost of products. In the fourth quarter of fiscal 1997, the Company wrote down a substantial portion of its capitalized and purchased software; accordingly the level of amortization expense dropped. This led to the overall decrease in cost of products for fiscal 1997. The 1996 increase in amount and as a percentage of revenues were primarily the result of higher amortization of software development costs caused by significant new product releases during the fiscal year.

Cost of Services

      Cost of services includes personnel and related overhead costs to provide training, consulting and telephone support to customers who are deploying the Company's products. Cost of services for fiscal 1997 increased 34% to $35.1 million. Cost of services for fiscal 1996 increased 21% to $26.1 million. Cost of services as a percentage of Service fee revenues was 51%, 46%, and 45% in fiscal 1997, 1996 and 1995 respectively. The increases in amount and as a percentage of revenues during this three year period was primarily the result of increased investment in personnel needed to support the increased demand for consulting and training services. The Company has experienced increased demand for consulting services for both the PVCS and DataDirect products, in addition to increasing consulting staff levels to support the Company's Year 2000 renewal projects. Personnel was also added to the telephone support functions, to support the growing customer base.

Sales and Marketing

      In fiscal 1997, sales and marketing expenses were $73.1 million, or a 14% increase over fiscal 1996. Sales and marketing expenses for fiscal 1996 were $64 million, which is a 12% increase when compared to fiscal 1995 level of $57.4 million. Sales and marketing expenses as a percentage of revenues were 46%, 44%, and 43% in fiscal 1997, 1996 and 1995, respectively. The increase in fiscal 1997 reflected increased investment in the field and telesales channels, as well as higher levels of marketing programs. The increase in fiscal 1996 was due to higher levels of investment in marketing programs, telesales and third party sales channels.

Research and Development

      Research and development costs includes personnel and related overhead costs incurred to develop the Company's products, less amounts capitalized in accordance with FASB 86. Research and development expenses, before capitalization of certain internal software development costs, were $27 million, $25.9 million and $22.7 million for the fiscal years ended April 30, 1997, 1996, and 1995 respectively. Fiscal 1997 research and development costs were $17.6 million or 20% higher than fiscal 1996. Fiscal 1996 research and development expenses were $14.6 million, or 7% higher than fiscal 1995 levels of $13.6 million. As a percentage of revenues, research and development expenses were 11% in fiscal 1997 and 10% in each of 1996 and 1995, respectively. In fiscal 1997, the Company increased its level of investments in the PVCS and DataDirect product lines, in addition to the costs incurred to develop Allegris, which was released late in fiscal 1997. The level of costs qualifying for capitalization decreased in fiscal 1997, which combined with the increase in costs as previously noted led to the overall increase in costs for fiscal 1997. The increase in fiscal 1996 is due primarily to the Company's increased investment in PVCS, DataDirect and Allegris.


General and Administrative

      General and administrative expenses for fiscal 1997 were $11.6 million or 9% lower than fiscal 1996. General and administrative expenses for fiscal 1996 were $12.7 million or 10% lower than fiscal 1995. General and administrative expenses as a percentage of revenues were 7%, 9% and 10% for fiscal years 1997, 1996 and 1995, respectively. The fiscal 1997 and 1996 decreases were due to elimination of duplicative administrative functions of TechGnosis., which were reflected in fiscal 1996 results up through its acquisition in October 1995.

Non-recurring Charges

Writedown of Software and Intangible assets

          In the fourth quarter of fiscal 1997, the Company completed a comprehensive business strategy review of its primary market opportunities, which led the Company to record a charge of $28.9 million to writedown capitalized and purchased software, along with certain related intangible assets, to their net realizable values. The Company determined the nature and amount of this charge after identifying which product lines will be primary solution areas for future fiscal years. Based upon future expected net revenues for the primary solution areas, the Company determined that certain capitalized and purchased software assets should be written down to their expected net realizable values. This consisted of $19.1 million to write down various capitalized and purchased software balances, $3.4 million to writedown intangible assets that were related to obsolete or discontinued products, $3.3 million to cover the costs of disposing or discontinuing certain products, $1.6 million of inventory related to products that were discontinued or disposed of and $1.5 million for losses on settlement of certain customer receivables related to discontinued products.

TechGnosis Acquisition Charges

      In October 1995, the Company incurred $11.6 million of non-recurring charges related to the acquisition of TechGnosis. This
includes   $3.3   million  to  restructure  certain   distributor
agreements,  $2.5  million  for  consolidation  of  offices   and
equipment, $2.2 million for severance and related costs, $2 million to write-off overlapping technologies and $1.6 million of direct transaction and other transition expenses. As of April 30, 1997, the remaining liability of $0.7 million relates to amounts to be disbursed for continuing office lease obligations.


PCS and C++ Views Product Line Acquisition Charges

      In  May  1995,  the  Company incurred $2  million  of  non-
recurring  charges  related to the acquisition  of  PCS  and  the
C++/Views product line from Liant Software, Inc. Acquisition charges included a $0.7 million charge for purchased research and development related to the C++/Views transaction. The remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations. All charges were disbursed by April 30, 1996.

Operating Income (Loss)

      Prior to non-recurring charges, the Company reported operating income of $10.6 million, $12.2 million, and $15.8 million in fiscal 1997, 1996, and 1995, respectively. As a percentage of revenues, this would be 6.6%, 8.4%, and 11.8% respectively. In fiscal 1997, operating income prior to non-recurring charges dropped as the Company increased its investment in its consulting and training functions to support the increasing demand for these services. Operating income before non-recurring charges dropped in fiscal 1996 because TechGnosis was investing in sales and marketing to expand its market in the United States. After non-recurring charges, the Company reported operating income (loss) of $(18.3) million, ($1.4) million, and $15.8 million in fiscal 1997, 1996, and 1995, respectively.

Other Income (expense)

      Other income (expense), which is primarily net investment income (expense), for fiscal 1997 was ($.07) million, as compared to fiscal 1996 and 1995 levels of $1 million and $0.3 million, respectively. Other income (expense) varied during the three year period primarily as a result of changes in the amount of cash available for investment, the level of subordinated debt and bank debt outstanding during each of the three years.

Taxes

     The Company's effective tax rates were 15%, 870% and 32% for fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, the variance from the statutory rate is due to the increase in the valuation allowance for deferred tax assets and liability for tax exposures. In fiscal 1996, the variance from the statutory rate is because the Company did not recognize the benefit of net operating losses resulting primarily from acquisition charges, particularly from its foreign operations. In fiscal 1995, the variance from the statutory rate is due to research and experimentation tax credits and foreign tax rates that are lower than U.S. statutory rates.

Factors That May Affect Future Results

      This annual report on Form 10-K may contain forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by those sections. The Company assumes no obligation to update the information contained in the following section or any other portion of this Form 10-K.

          The  development   tools   market   is
characterized by rapid changes in technology and user needs. Compatibility of the Company's products with customers' preferred operating systems and database management systems are important to future results of the Company. The current market trend appears to be weighted towards building client/server and cooperative applications using a changing mix of operating systems. In addition, the development tools must function within the Internet and Intranet environments. The Company has introduced new products, such as its Allegris series and the QualityWorks series in late fiscal 1997. The Company has also discontinued marketing selected products across its different product lines and closely evaluate other non-strategic products, such as AppMaster Designer. In fiscal 1997, revenue growth from the Company's primary solution areas more than offset revenue declines from non-strategic products. Because of the rapidly changing market, there is no assurance that this substantial growth from the primary solution areas will continue. Future operating results could be affected by the market's acceptance of the Company's existing and new products in this rapidly changing market.

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

     The Company's service fee revenues have continued to grow in fiscal 1997. Continued growth of service revenues is dependent upon acceptance of the Company's products within the market and the Company's ability to recruit, train and retain sufficiently skilled personnel to deliver the services. The demand for personnel with information technology skills is very strong; accordingly the Company must compete with numerous other companies when recruiting personnel.

          The Company has received and anticipates receiving additional contracts as part of its year 2000 renewal solution offerings. Certain contracts may be large, multi-year service contracts with staged payment terms. A delay in receiving these contracts, as compared to the Company's expected date, could impact the results for the quarter. There is also a risk of successfully managing a larger project and the risk of a material impact on results because of unanticipated problems or delays, suspensions, renegotiations or cancelllations of large projects, which could adversely impact the expected profitability of the contract(s).

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

Cash Flows

      In 1997, operating activities generated $3.8 million in cash, after spending $3.2 million for various acquisition costs. Investing activities used $17.4 million, as the Company invested $9.5 million in capitalized and purchased software and $7.7 million in fixed assets. Financing activities in the form of stock option exercises and purchases under the employee stock purchase plans and net proceeds from various debt obligations generated $4.6 million and $4.9 million, respectively, which offset the $3.4 million spent to repurchase the Company's common stock. Overall cash decreased $8 million.

     In fiscal 1996, operating activities generated $18.2 million in cash, after spending $8.3 million for various acquisition costs. Investing activities used $17.7 million, as the Company invested $12.9 million in capitalized and purchased software and $4.9 million, net, in fixed assets. Financing activities in the form of stock option exercises and purchases under the employee stock purchase plans generated $8.7 million. The Company also spent $4.8 million to acquire common stock from TechGnosis International shareholders and $1.1 million to repay various debt obligations and $1.1 million associated with the Q+E acquisition. Overall cash increased $1.6 million.

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

Current Financial Position

      At April 30, 1997 the Company had cash and cash equivalents of $20.2 million. The Company also has a $15 million revolving unsecured credit facility, of which $6 million was outstanding at April 30, 1997. The credit facility, which is due to expire in September 1998, carries an interest rate based upon the LIBOR rate plus 1.5% or prime, at the Company's option. The commitment fee is 3/8% per annum on the unused portion of the credit line. The Credit Agreement has various covenants which limit the Company's ability to dispose of assets, purchase its own stock, pay dividends and purchase other significant businesses or
technologies.   The Company is also required to maintain  certain
financial ratios. The Company was in violation of one covenant in fiscal 1997, which was waived by the banks.
          The   Company   also   had  $87,000   in   subordinated
convertible debt, which is due in September 1999. The Company's ratio of current assets to current liabilities, or current ratio, was 1.3 to 1, compared with 1.5 to 1 at the beginning of the fiscal year.

Future Liquidity and Capital Requirements

      In fiscal 1998, the Company expects to invest about $9 million in fixed assets, such as computer equipment. The Company believes that the existing cash balances, together with cash generated by operating activities and available borrowings, will be adequate to meet the Company's liquidity and capital needs for the foreseeable future.

      The Company will also continue to evaluate the acquisition of technologies or product lines which are consistent with its current strategy. The Company expects to fund these transactions using cash on-hand and cash provided from operations. If necessary or desirable, the Company may fund these transactions using debt, equity or other sources.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS


                                                        Pages

      Report of Independent Accountants                     17

      Financial Statements:


      Consolidated Statements of Operations for
         the fiscal years ended April 30, 1997,
         1996, and 1995                                     18

      Consolidated Balance Sheets as of
          April 30, 1997 and 1996                      19 - 20

      Consolidated Statements of Cash Flows
         for the fiscal years ended April 30, 1997,
         1996, and 1995                                     21

      Consolidated Statements of Changes in
         Stockholders' Equity for the fiscal years
         ended April 30, 1997, 1996, and 1995               22

      Notes to Consolidated Financial Statements       23 - 35


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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INTERSOLV, Inc. and Subsidiaries as of April 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









COOPERS & LYBRAND L.L.P.



Washington, D.C.
July 18, 1997

                         INTERSOLV, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (amounts in thousands, except per share data)


                                  Fiscal Years Ended April 30,
                                    1997     1996     1995

Revenues:
   License fees                   $91,324  $89,147   $86,951
   Service fees                    69,089   56,166    47,566

Total revenues                    160,413  145,313   134,517

Costs and expenses:
   Cost of products                12,429   15,649    11,937
   Cost of services                35,077   26,091    21,585
   Sales and marketing             73,123   64,026    57,373
   Research and development        17,555   14,626    13,646
   General and administrative      11,626   12,744    14,156
   Non-recurring charges           28,933   13,600       ---

Total costs and expenses          178,743  146,736   118,697

Operating income (loss)           (18,330)  (1,423)   15,820

Other income (expense), net           (75)   1,040       263

Income (loss) before income taxes (18,405)    (383)   16,083

Provision for income taxes          2,761    3,328     5,109

Net income (loss)                ($21,166) ($3,711)  $10,974

Shares used in computing
 primary net income (loss)
 per share                         20,119   19,348    19,483

Primary net income (loss)
 per share                         ($1.05)  $(0.19)    $0.56

Shares used in computing fully
 diluted net income (loss) per
 share                             20,119   19,348    20,172

Fully diluted net income (loss)
 per share                         ($1.05)  ($0.19)    $0.55


The accompanying notes are an integral part of the consolidated financial statements.


                         INTERSOLV INC.

                   CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands)

                             ASSETS

                                           as of April 30,
                                        1997            1996

Current assets:
  Cash and cash equivalents           $20,180          $28,215
  Accounts receivable, net of
    allowance for doubtful accounts
    of $4,129  and $3,136              50,338           37,645

  Prepaid expenses and other current
    assets                              6,156            7,237

Total current assets                   76,674           73,097

Software, at cost                       6,235           53,229
  Accumulated amortization             (1,957)         (30,559)

Total software, net                     4,278           22,670

Property and equipment:
  Furniture and equipment               18,405          25,947
  Leasehold improvements                 5,507           4,809
  Accumulated depreciation and
   amortization                        (12,346)        (22,921)

Total property and equipment, net       11,566           7,835

Notes receivable and other assets        3,499           7,315

Total assets                           $96,017        $110,917













The accompanying notes are an integral part of the consolidated financial statements.

                         INTERSOLV, INC.

                   CONSOLIDATED BALANCE SHEETS
            (amounts in thousands, except share data)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                               as of April 30,
                                            1997             1996

Current liabilities:
  Short-term notes payable and current
  portion of long-term debt                $6,621           $   570
     Accounts payable                       9,576             9,853
     Accrued acquisition costs                706             3,953
     Accrued compensation and employee
     benefits                              13,831             9,514
     Other accrued expenses                 6,452             5,314
     Deferred revenue                      20,471            18,799
     Income taxes payable                     970             1,587

Total current liabilities                  58,627            49,590

Long-term liabilities :
     Deferred taxes                         5,264             5,106
     Minority interests                       ---               292
     Long-term debt, less current portion   1,290             2,419
Total long-term liabilities                 6,554             7,817

Total liabilities                          65,181            57,407

Subordinated convertible notes                 87             3,676

Commitments and contingencies


Stockholders' equity:
  Common stock, $.01 par value; 50,000,000
  shares authorized; 20,578,000 and
  19,733,000 issued and outstanding           208               198
    Paid-in capital                        99,179            92,967
    Treasury stock, at cost                (1,523)              ---
    Accumulated deficit                   (62,484)          (41,318)
    Cumulative currency translation
     adjustment                            (4,631)           (2,013)

Stockholders' equity                       30,749            49,834

Total liabilities and stockholders'
 equity                                   $96,017          $110,917



 The accompanying notes are an integral part of the consolidated financial statements.
                         INTERSOLV, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (amounts in thousands)

                                          Fiscal Years Ended April 30,
                                            1997      1996      1995

Cash inflows (outflows)

Operating activities:
  Net income (loss)                      ($21,166)  ($3,711)   $10,974
  Non-cash items:
    Depreciation and amortization          13,446    14,923     11,993
    Deferred income taxes                     158     2,735      2,105
    Write-down of software and intangible
    assets                                 22,535     2,386        ---
  Payment of restructuring/acquisition
    charges                                (3,247)   (8,278)    (4,409)
  Changes in assets and liabilities,
   net of effect of acquisition:
    Accounts receivable                   (12,813)      924     (12,013)
    Refundable income taxes                   ---       580        (211)
    Prepaid expenses and other current
     assets                                 1,081    (2,380)     (2,338)
    Accounts payable and accrued
     expenses                               2,103     7,795       5,554
    Deferred revenue                        1,672     3,253       1,259
Net cash provided by operating activities   3,769    18,227      12,914

Investing activities:
     Additions to software                 (9,478)  (12,951)     (9,391)
     Additions to property and equipment   (7,697)   (5,721)     (3,696)
     Sale/leaseback of equipment              ---       776         ---
     Other                                   (209)      161        (372)
Net cash used in investing activities     (17,384)  (17,735)    (13,459)

Financing activities:
     Issuance of subordinated convertible
     notes                                    ---       ---       4,000
     Purchase of common stock for treasury (3,445)     (264)     (5,001)
     Purchase of common stock from
      TechGnosis shareholders                 ---    (4,800)        ---
     Proceeds from sale of common stock,
      including tax benefits                4,555     8,678       7,417
     Payment of Q+E installment liabilities   ---    (1,107)     (2,214)
     Net proceeds (repayment) of debt
      obligations                           4,922    (1,062)        108
Net cash provided by financing activities   6,032     1,445       4,310

Effect of exchange rate changes on cash      (452)     (383)        347
Net increase (decrease) in cash and cash
 equivalents                               (8,035)    1,554       4,112
Cash and cash equivalents, beginning of
year                                       28,215    26,661      22,549
Cash and cash equivalents, end of year    $20,180   $28,215     $26,661

Supplemental Data
Cash paid for interest                       $717      $615        $460
Cash paid for income taxes                   $269      $802        $307

The accompanying notes are an integral part of the consolidated financial statements.
                       INTERSOLV, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN
                    STOCKHOLDERS' EQUITY
                   (amounts in thousands)


                                                             Cumulative
                   Common Stock Paid In Treas. Stk  Accum.   Translation
                   Shares Amt. Capital Shrs. Amt. Deficit Adjustment Total Balance,
April 30, 1994    18,282 $183 $86,553 (25)  ($37) ($48,619) ($1,299)  $36,781

Acquisition of
 The Software Edge,
 Inc.                 472    5     107  ---    ---        38      ---      150
Sale of common stock
 under stock option
 and stock purchase
 plans                379    3   5,013 (194) 2,401       ---      ---    7,417
Repurchase of common
 shares               ---  ---     ---  735 (5,001)      ---      ---   (5,001)
Translation
 adjustment           ---  ---     ---  ---   ---        ---      716      716
Net income            ---  ---     ---  ---   ---     10,974      ---   10,974

Balance,
 April 30, 1995    19,133  191  91,673  566  (2,637) (37,607)    (583)  51,037

Sale of common
 stock under stock
 option and stock
 purchase plans       879    8   4,608 (145)  2,079      ---      ---    6,695
Net repurchases
 (reissuances) of
 common shares        (25) ---   1,160 (320)    563      ---      ---    1,723
Retire treasury
 shares              (101) ---     --- (101)    (5)      ---      ---       (5)
Translation
 adjustment           ---  ---     ---  ---     ---      ---   (1,430)  (1,430)
Purchase of common
 stock from
 TechGnosis
 shareholders        (239)  (2) (4,798) ---     ---      ---      ---   (4,800)
Conversion of
 subordinated
 convertible
 notes                 86    1     324  ---     ---      ---      ---      325
Net loss              ---  ---     ---  ---     ---   (3,711)     ---   (3,711)

Balance,
 April 30, 1996    19,733  198  92,967    0       0  (41,318)   (2,013)  49,834

Sale of common
 stock under stock
 option and stock
 purchase plans,
 including tax
 benefit              278    1   2,632  (203)  1,922     ---       ---   4,555
Repurchase of
 common stock        (381) ---     ---   381  (3,445)    ---       ---  (3,445)
Translation
 adjustment           ---  ---     ---   ---     ---     ---    (2,618) (2,618)
Conversion of
 subordinated
  convertible
  notes               948    9   3,580   ---     ---     ---       ---   3,589
Net loss              ---  ---     ---   ---     --- (21,166)      --- (21,166)

Balance,
 April 30, 1997    20,578 $208 $99,179   178 ($1,523)($62,484) ($4,631)$30,749

The accompanying notes are an integral part of the consolidated financial statements

                       INTERSOLV, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING
     POLICIES
INTERSOLV, Inc. (the "Company" or "INTERSOLV"), is engaged in the development, marketing and support of computer software products and services in three major solution areas: automated software quality, data connectivity and year 2000 renewal. The Company's objective is to build products that deliver high productivity on simple projects and are powerful enough to handle scalability requirements of production-grade information systems without retooling.

Consolidation

      The consolidated financial statements include the accounts of INTERSOLV and its wholly-owned subsidiaries. Intercompany accounts, transactions and profits have been eliminated in the consolidated financial statements.
Use of Estimates in Preparation of Financial Statements
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Revenue Recognition
      The Company's revenues consist primarily of license and service fees, which include fee-paid consulting and training services and maintenance services. Software license fees are recognized upon initial shipment of the product and acceptance by the customer, assuming collection of the receivable is probable. Training and consulting fees
are recognized upon delivery of  the services.   Revenues
and costs related to  maintenance  services provided  in
the  initial  30-day  warranty  period,  which  are
insignificant,   are  bundled  with  the  initial license and
recognized concurrently with the license fee. Maintenance fees for support beyond the warranty period are recorded as deferred revenue and recognized ratably over the period of the maintenance contract, typically twelve months.

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

Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107 ("FAS 107) requires disclosure of the fair value of certain financial instruments
where it is practicable to estimate that value.   The carrying  amount
of cash and cash equivalents approximated fair value as of April 30, 1997 and 1996 because of the relatively short maturity of these instruments. The carrying amount of notes receivable, short-term debt and long-term debt approximates fair value as the Company believes these instruments carry terms which are comparable to similar instruments.

Sale of Receivables

       The   Company  has  implemented  Statement  of
Financial Accounting  Standards  No. 125 - "Accounting  for
Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125") in fiscal 1997. There was no adjustment in the accompanying  financial statements due to the implementation of FAS 125. In fiscal 1997, the Company entered into an agreement to sell approximately $5.1 million in accounts receivable at a net discount of approximately 7.25%, which has been charged to operating expenses in the accompanying consolidated statement of
operations.   Approximately $2.6 million was sold on  a  recourse basis, for  which the Company remains liable  in  the  event  of default.

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

Net Income(Loss) Per Share

     During fiscal 1997, the Financial Accounting Standards
Board issued  Statement  of Financial Accounting Standards
No. 128 "Earnings per Share" ("FAS 128"). The Company will implement this in fiscal 1998; the impact is not expected to be material. Earnings (loss) per share was computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock and common stock equivalents outstanding during the period when dilutive and the dilutive impact of the convertible subordinated notes. Common stock equivalents consist of common stock issuable on the exercise of outstanding stock options, less the shares that could have been purchased with the proceeds from the exercise of the options (the "Treasury Stock Method").




Statement of Cash Flows

      The consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity and does not reflect noncash investing and
financing  activity.   In  fiscal 1997, the Company
recognized a tax benefit of approximately $2.8 million related to the exercise of stock options, which is reflected in the accompanying consolidated statements of cash flows. Noncash activity for each of the three one-year periods ended April 30, 1997, 1996, and 1995 was not significant except for the acquisition of The Software Edge, Inc. in September 1994, as more fully discussed in
Note 2, and the conversion of subordinated convertible notes into common stock, as shown in the accompanying consolidated statement of changes in stockholders' equity. Accounting for Stock-based Compensation
      Under  Statement of Financial Accounting Standards No.
123 ("FAS   123"),   companies  can  either   elect   to
recognize compensation expense based upon the estimated fair value of employee stock options and other equity instruments issued to employees at the date the instruments are granted or they can elect to continue to
follow the guidance under APB Opinion 25   Accounting for
Stock Issued to Employees ("APB 25"), and disclose in the footnotes the pro forma net income and earnings per share as if FAS 123 had been applied. The Company will continue to follow the guidance of APB 25. (See Note 8)

Property and Equipment and other Long-Lived Assets
     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Furniture and equipment are generally depreciated over terms of three to five years, leasehold improvements are amortized over the shorter of the assets' useful lives or the term of the related lease period. Computer software purchased for internal use
is  amortized over terms not exceeding five years.   Repairs
and maintenance are charged to operations as incurred. Major improvements and betterments are capitalized.
          In  accordance  with Statement of Accounting
Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), all non current assets that are to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.
The  Company  estimates  the  future  cash   flows expected
from using the asset(s) in question and their eventual disposition. When this amount is less than the carrying amount, an impairment loss is recorded. Assets to be disposed of, with certain exceptions, are reported at the lower of cost or fair value less the cost to sell the asset. The Company recorded a charge for impairment of certain long-lived assets, as more fully described in Note 3.

Research and Development
      Research and development expense, before the capitalization of certain internal software development costs, amounted to $27 million, $25.9 million and $22.7 million for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

Capitalized Software
      Certain internal software development costs are capitalized subsequent to the establishment of technological feasibility for the product as evidenced by a working
model.   Capitalized internal  software development costs
amounted to $9.5 million, $11.3 million, and $9.1 million for the fiscal years ended April 30, 1997, 1996 and 1995, respectively. Capitalization ceases when the product is available for general release to customers, at which time amortization of the capitalized costs begins.
The Company also purchases selected technologies from time to time to supplement or expand its product lines. The Company amortizes capitalized software development costs for new products based upon the greater of the amount computed using (i) the ratio of current gross revenues to
current and future anticipated   gross revenues or (ii) the
straight line method, over a three year life or the products' economic life, if shorter. Purchased software is amortized over useful lives of three to five years on a straightline basis. Amortization of capitalized and purchased software costs was $8.7 million, $10.6 million, and $8.2 million during fiscal 1997, 1996, and 1995, respectively, and is included in cost of products.
      The Company continually compares the unamortized costs of capitalized software development costs and purchased software costs to the expected future revenues for those products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off (See Note 3).
Reclassifications
     Certain amounts previously reported have been reclassified to conform with current year presentation.

(2) ACQUISITIONS

TechGnosis International, Inc.

        In October 1995, INTERSOLV acquired all of the outstanding common and preferred stock of TechGnosis International, Inc. ("TechGnosis") for 2.5 million shares of INTERSOLV common stock and $4.8 million in cash. In addition, INTERSOLV also assumed TechGnosis' obligations under its $3.9 million of 8.4% Subordinated Convertible
Notes ("Notes") due  in  1999.   The notes  are  convertible
into 1,020,756  shares  of  INTERSOLV common   stock.
Total   value  of   the   transaction   was approximately
$80 million.  TechGnosis, which is headquartered
in Belgium, provides cross-platform data access technology for client/server environments. The transaction was
accounted for using    the    "pooling-of-interests"
method;   accordingly INTERSOLV's  fiscal 1995 historical
financial statements have been restated to include the financial position and results of operations of TechGnosis.

PC Strategies & Solutions, Inc.

      In May 1995, INTERSOLV acquired all of the outstanding common stock of PC Strategies & Solutions,
Inc.  ("PCS")  for 675,000  shares  of  INTERSOLV  common
stock  (valued  at   $9.3 million).   The transaction was
accounted for using the "pooling-of-interest" method; accordingly the fiscal 1995 historical financial statements of INTERSOLV have been restated to include the financial position and results of operations of PCS. PCS provides
consulting  and  training  services  focusing  on   the
implementation of object-oriented client/server technology.

      Separate results of operations for the periods prior
to the acquisitions of TechGnosis and PCS are as follows (in thousands):
                         (Unaudited)
                        Quarter Ended           Fiscal year ended
                        July 31, 1995           April 30, 1995
  Revenues
     INTERSOLV          $28,858                 $114,817
     TechGnoisis/PCS      3,806                   19,700
Combined revenues       $32,664                 $134,517

Net Income (loss)
     INTERSOLV             $473                  $13,461
     TechGnosis/PCS       (2,042)                 (2,487)
Combined net income (loss)($1,569)               $10,974

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

(3) NON-RECURRING CHARGES

Writedown of Software and Intangible assets

          In  the  fourth  quarter of fiscal  1997,
the  Company completed a comprehensive business
strategy review of its primary market opportunities,
which led the Company to record a charge of $28.9
million  to  writedown capitalized and purchased
software along  with  certain  related intangible
assets,  to  their  net realizable values.  The
Company determined the nature and  amount of  this
charge after identifying which product  lines  will
be primary  solution  areas  for future fiscal
years.   Based  upon future expected net revenues for
the primary solution areas,  the Company determined  that
certain  capitalized  and   purchased software  assets
should be written down to their expected net realizable values. This consisted of $19.1 million to write down various capitalized and purchased software balances, $3.4 million to writedown intangible assets that were related to obsolete or discontinued products, $3.3 million to cover the costs of disposing or discontinuing certain products, $1.6 million of inventory related to products that were discontinued or disposed of and $1.5 million for losses on settlement of certain customer receivables related to discontinued products.

TechGnosis Acquisition Charges
      In October 1995, the Company incurred $11.6 million of nonrecurring charges related to the acquisition of TechGnosis. This includes $3.3 million to restructure distributor agreements, $2.5 million for consolidation of offices and equipment, $2.2 million for severance and related costs, $2 million to write-off overlapping technologies and $1.6 million of direct transaction and other transition expenses. As of April 30, 1997, the remaining liability of $.7 million relates to amounts to be disbursed for continuing office lease obligations.

PCS and C++/Views Acquisition Charges

      In May 1995, the Company incurred $2 million of nonrecurring charges related to the acquisition of PCS and the C++/Views Product line. Acquisition charges included a $0.7 million charge for purchased research and development related to the C++/Views transaction. The remaining $1.3 million charge was for direct transaction expenses, severance and costs to consolidate operations, which were all disbursed by April 30, 1996.


(4) BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company operates in one industry segment, the development and marketing of computer software programs and related services. The Company markets its products worldwide and operations can be grouped into three main geographic areas. Pertinent financial data by major geographic area is summarized below. (Amounts in thousands)

                               NORTH    EUROPE    ASIA/
                              AMERICA  & OTHER   PACIFIC  CONSOLIDATED
Fiscal 1997:
Revenues:
     Customers               $111,541   $31,509  $17,363    $160,413
     Intercompany                (330)    3,920   (3,590)        ---
        TOTAL                $111,211   $35,429  $13,773    $160,413
Income (loss) from
  operations                 ($21,878)    ($505)  $4,053    ($18,330)
Identifiable assets           $72,167   $15,163   $8,687     $96,017

Fiscal 1996:
Revenues:
     Customers                $96,883   $32,420   $16,010    $145,313
     Intercompany               5,311    (4,711)     (600)        ---
        TOTAL                $102,194   $27,709   $15,410    $145,313
Income (loss) from operations ($1,798)  ($4,215)   $4,590     ($1,423)
Identifiable assets           $83,361   $19,096    $8,460    $110,917

Fiscal 1995:
Revenues:
      Customers               $89,567   $30,413   $14,537    $134,517
      Intercompany              3,276    (3,041)     (235)        ---
        TOTAL                 $92,843   $27,372   $14,302    $134,517
Income (loss) from operations $14,209   ($2,611)   $4,222     $15,820
Identifiable assets           $79,990   $21,406    $3,412    $104,808

     Intercompany revenues between geographic areas are accounted for as transfer fees representative of transactions with unaffiliated third parties. These fees are intended to cover primarily software development expense and cost of goods. Identifiable assets are those assets that are identifiable with operations in each geographic area. General corporate assets in North America include cash and cash equivalents and capitalized software costs. No customer accounted for 10% or more of total revenue during the fiscal years ended April 30, 1997, 1996 and 1995. Included in Europe and Other revenues is $4.8 million, $7.3 million and $10.4 million of export revenues to countries where the Company has no foreign owned operations. Approximately 95% of the North
American revenues is to customers based in the United
States and the remainder is to customers in Canada and Mexico.

(5) DEBT

Lines of Credit and Short-Term Notes Payable

      The  Company has an unsecured credit arrangement
with  two banks  (the  "Credit Agreement").  The
Credit Agreement  provides for  borrowings not to
exceed $15 million.  The Credit  Agreement was
renewed  in October 1996 and is due to expire  in
September 1998. Interest on borrowings would be at the
LIBOR  rate  plus 1.5%  or prime, at the Company's option.
The commitment  fee  is 3/8%  per  annum on the unused
portion of the credit  line.   The weighted average
rate during fiscal 1997 and the rate as of April 30, 1997 was 8.25%. The Credit Agreement has various covenants which limit the Company's ability to dispose of assets, purchase its own stock, pay dividends and purchase other significant businesses or technologies. The Company is also required to maintain certain financial ratios. The Company was in violation of one of the financial covenants for fiscal 1997. This violation was waived by the two banks. As of April 30, 1997 there was $6,000,000 outstanding. No amounts were outstanding during the year ended April 30, 1996.

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

Long-term Debt

    Long-term debt consists of the following at April 30:

                                                1997               1996
                                                     (In Thousands)
Notes payable to two companies with interest at
5.47%; payable in monthly principal and interest
installments through February 1999               406                611

Non-interest bearing accrued liabilities payable
to four individuals, payable in monthly
installments                                   2,009              2,642

     Total debt                                2,415              3,253
Less current portion                          (1,170)            (1,158)
 Long-term debt excluding current portion     $1,245             $2,095

The maturities of long-term debt are as follows
(in thousands):            1998     $1,170
                            1999     1,245
                                    $2,415

(6) COMMITMENTS AND CONTINGENCIES

Operating and Capital Lease Obligations

       The  Company  leases  office  space  and
equipment  under noncancelable  operating  leases
expiring  through   2017.    In addition, the Company
leases office equipment on a month-to-month basis,
which  can  be terminated at any time  at  the
Company's option.   None  of  the  agreements contain
unusual renewal or purchase options. Total rent expense in fiscal 1997, 1996 and 1995 was $10.5, $7 million, and $4.4 million, respectively.

      Future minimum lease payments under the noncancelable operating lease agreements as of April
30, 1997, are as follows:

                     Years Ending April 30,
                         (in thousands)

  1998   1999   2000   2001   2002   Thereafter  Total
 $9,398 $8,450 $5,855 $4,691 $4,189   $17,210   $49,793


      The  Company  also leases computer equipment
under  capital leases.   The  present  value  of
future  minimum  capital  lease payments as of April
30, 1997 is as follows:

     1998                              $172
     1999                                29
     2000                                21
     2001                                 2
     2002                                --

     Total minimum payments             224
     Less amount representing interest  (21)
     Present value of net minimum
       capital lease payments           203
     Less current installments of
       capital lease obligations       (158)
     Long-term portion of capital
       lease obligations                $45

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

(7) SUBORDINATED CONVERTIBLE NOTES

    As a result of the acquisition of TechGnosis in October 1995, the Company incurred an obligation for $3,865,000 of 8.4% subordinated convertible notes which are due in September 1999. Interest is payable quarterly. As of April 30, 1997, there was $86,660 of principal amount outstanding, which can be converted into INTERSOLV common stock at the option of the holder at any time prior to maturity. The conversion price per share is $3.7864, which would be adjusted for certain dilutive events.
The Company may prepay the notes at any time prior to maturity. Upon prepayment, the note holder will receive a warrant to purchase the number of shares of INTERSOLV common stock determined by dividing the prepayment amount by the conversion price. The warrants shall be exercisable until 1999. The
Company has not prepaid any of the notes or issued any warrants.

(8) CAPITAL STOCK

Stock Option Plans

     The Company has one active stock option plan,
the 1992 Stock Option Plan (the "1992 Plan"), which
provides for the granting of incentive  and
nonqualified stock  options  to  purchase  up  to
3,000,000 shares of common stock.  The option price
must be equal to  or  greater  than  fair market
value at the  date  of  grant. Options  are  granted
for terms of up to ten years and  most  are
exercisable  in  cumulative annual increments of 25%
each  year, commencing  one year after the date of
grant.  This plan  expires in  2002.   The  Company
applies  APB  Opinion  25  and  related
interpretations  in  accounting for this plan.
Accordingly,  no  compensation  expense  has  been
recorded  in  the accompanying financial statements
for this plan.
          The  Company has 323,583 options
outstanding under  the 1982  Stock Option Plan (the
"1982 Plan"), which has expired.  In addition,   the
Company  has  9,296 shares  and  125,297  shares
outstanding  under option plans that were assumed
from  Q+E  and TechGnosis, respectively, as a result
of the acquisition of those companies.   The  average
price of the outstanding options is $10.16, $10.24 and $0.89 under the 1982, Q+E and
TechGnosis plans, respectively. No further options will be granted under those plans.
Information regarding the Company's 1992 Stock option plan is summarized below:


                              Weighted-              Fair value of
                              Average     Options      Options
                      Shares  Exercise  Exercisable    Granted
                               Price
April 30, 1994
 options outstanding   740,921
     Granted           537,314  $11.06
     Exercised         (90,826)   7.34
     Canceled          (65,344    9.42
April 30, 1995
 options outstanding 1,122,065    9.19     152,207
     Granted         1,274,998   13.22               $10,554,706
     Exercised        (196,591)   8.13
     Canceled         (379,762)  14.77
April 30, 1996
 options outstanding 1,820,710   10.78     293,871
     Granted           883,574    8.19                $4,881,907
     Exercised          (2,500)   7.25
     Canceled         (249,814)  11.16
April 30, 1997
 options outstanding 2,451,970   $9.82     748,683


          As of April 30, 1997, the 2,451,970 options outstanding under the 1992 Plan have exercise prices between $6.50 and $21.00 and a weighed average remaining contractual life of 8.6 years.

          If the Company had recorded compensation for the 1992 Plan based upon the fair value at the grant dates of options issued in fiscal 1996 and 1997 and for the Employee Stock Purchase Plan at the dates of purchase, consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been adjusted to the amounts shown below:


                                 Fiscal 1996         Fiscal 1997
Net Income         As reported     ($3,711)            ($21,166)
                   Pro forma       ($5,520)            ($24,065)

Primary EPS        As reported      ($0.19)              ($1.05)
                   Pro forma        ($0.29)              ($1.20)

Fully diluted EPS  As reported      ($0.19)              ($1.05)
                   Pro forma        ($0.29)              ($1.20)

          The fair value of each stock option is
estimated on the date  of grant using the Black-
Scholes  option-pricing model with the following
weighted-average assumptions: an expected life of 6
years, expected volatility of 70%, a dividend yield
of 0%  and  a risk-free  interest rate of  6.40%
in fiscal 1996 and  6.25%  in fiscal 1997.

Employee Stock Purchase Plan
      The  Company has an Employee Stock Purchase
Plan, which  is authorized  to grant rights to
purchase an aggregate  maximum  of 640,000  shares of
common stock.  Employees of the  Company  with three
months of continuous service are eligible to
participate.
       Rights  are  granted  twice  yearly  and  are
exercisable effective  the  succeeding  June 30  or
December  31.   Eligible employees  may  purchase
shares of common stock  through  payroll deductions
at a purchase price which is 85% of fair market
value at  the  beginning or the end of each six-month
offering  period, whichever  is  lower.   During
fiscal  1997,  1996,  and 1995, respectively, 203,076,
102,958, and 96,454 shares of common stock were purchased under this plan.

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

Warrants

      The  Company has issued warrants to purchase
140,000 shares of the Company's common stock at an exercise price of $10.375. As of April 30, 1997,
77,467 shares were exercisable, with the balance becoming exercisable in increments of 31,267 shares on an annual basis through February 1999. The warrants expire in 2006.

(9) EMPLOYEE BENEFIT PLAN

401(k) Plan

      The  Company has a savings and investment plan
(the "Plan") which  covers  employees of the Company
and that qualifies  under section  401(k)  of  the
Internal Revenue  Code.   All  full-time employees
who are at least 21 years old and have worked a
minimum of  three  months  at  the Company are
eligible  to  participate. Contributions  up  to  10%
of eligible employees'  salaries,  as defined,  may
be  made  by employees and the  Company  can  make
matching  contributions.   The Company contributed
$346,000  and $303,000 in fiscal 1997 and 1996,
respectively.

(10) INCOME TAXES

      The  U.S.  and  foreign components of income
(loss)  before provision for income taxes were as
follows (in thousands):
                                Years Ended April 30,
                               1997     1996     1995
United States               ($21,672)  $2,951   $15,466
Foreign                        3,267   (3,334)      617
                            ($18,405)  ($ 383)  $16,083


The provision for income taxes consist of the following (in thousands):

                                Years Ended April 30,
                               1997     1996     1995
Current provision:
     U.S. federal             $1,547    $  ---  $2,456
     Foreign                     904       ---     184
     State                       151       593     289
                               2,602       593   2,929
Deferred provision (benefit)
     U.S. federal                159     2,735   2,180
     Foreign                     ---       ---     ---
     State                       ---       ---     ---
                                 159     2,735   2,180
                              $2,761    $3,328  $5,109


            The provision for income taxes result in
effective tax rates which differ from the U.S. Federal
statutory income tax rate as follows:
                                1997     1996     1995

  Statutory U.S. Federal income
    tax rate                    (35.0%) (35.0%)   35.0%
  State income taxes, net of
    federal benefit               1.0    77.7      1.2
  Foreign taxes impact           (4.7) (143.2)     (.4)
  Changes in valuation allowance
    and liability for
    tax exposures                52.5   909.1      ---
  Alternative minimum tax         ---     ---       1.6
  Nondeductible permanent
    expenses                      1.2    60.3      ---
  Other                           ---     ---      (5.6)
                                 15.0%   868.9%    31.8%


     The tax effects of the components of the deferred tax assets and liabilities are as follows (in thousands):

                                           April 30               April 30,
                                             1997                   1996

     Net operating loss carryforwards       $7,849                 $6,973
     Research and experimental tax credits   1,809                    997
     Property and equipment                    301                    131
     Allowance for doubtful accounts           971                  1,178
     Other accruals                          2,934                  2,088
     Valuation allowance                   (13,864)                (8,691)

           Total deferred tax assets           ---                  2,676
Deferred tax liabilities:
      Liability for tax exposures           (4,027)                   ---

     Capitalized software, net              (1,237)                (7,782)

          Total deferred tax liabilities    (5,264)                (7,782)

          Net deferred tax liabilities     ($5,264)               ($5,106)


     The Company provided a full valuation allowance on the total amount of its deferred tax assets at April 30,1997 since management does not believe that it is more likely than not that these assets will be realized. Net operating loss carryforwards for U.S. and foreign tax purposes are $14.3 million and $5.5 million, respectively, which expire through 2012. Research and experimental tax credit carryforwards totaling $1.8 million are also available and expire through 2000.

(11) OTHER INCOME (EXPENSE)

     Other income (expense) includes interest income
of $501,000, $1,083,000,  and  $917,000  in  fiscal
1997,  1996,  and   1995, respectively,  and
interest expense of $578,000, $615,000, and $460,000 in fiscal 1997, 1996, and 1995, respectively.


(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarters                             First     Second     Third     Fourth
                              (amounts in thousands, except per share data)
1997

Revenues                           $32,747     $37,665     $42,083  $47,918
Costs and Expenses                  32,830      35,615      37,062   73,236
Net income (loss)                       36       1,396       3,369  (25,967)
Primary net income (loss) per share   0.00       $0.07       $0.16   ($1.26)
Fully  diluted  net income (loss)
 per  share                           0.00       $0.07       $0.16   ($1.26)
Stock Price:
  High                              $12.00       $9.87      $11.12   $10.12
  Low                                $8.37       $7.50       $7.50    $6.25

1996
Revenues                           $32,664     $33,714     $38,894  $40,041
Costs and Expenses                  34,244      44,089      32,532   35,871
Net Income (loss)                   (1,569)     (9,906)      4,651    3,113
Primary net income (loss)per share ($0.08) ($0.52) $0.23 $0.15 Fully diluted net income (loss)
  per share                         ($0.08)     ($0.52)      $0.22    $0.15
Stock Price:
     High                           $26.25      $25.37      $17.25   $16.37
     Low                            $14.00      $14.50       $9.25    $9.62

      The fourth quarter of fiscal 1997 includes a non-recurring charge of $28.9 million related to the writedown of certain software and intangible asset balances, as discussed in Note 3. The first and second quarter of fiscal 1996 include non-recurring charges of $2 million and $11.6 million, respectively, related to the acquisitions of PC Strategies & Solutions, Inc. and TechGnosis
International, Inc., as discussed in Notes 2 and 3.

ITEM 9.      CHANGES  IN  AND DISAGREEMENTS WITH
ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                       PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Except as set forth below in this Item 10, the information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1997.
EXECUTIVE OFFICERS
      The following table indicates the names, ages and positions of the Company's executive officers.
There is no family relationship between any of the officers or directors.

     Name                     Age     Position

     Kevin J. Burns           48     Chairman of the Board
     Gary G. Greenfield       42     President and
                                      Chief Executive Officer

     Kenneth A. Sexton        43     Senior Vice
                                      President, Finance & Administration
                                      and Chief Financial Officer
      Panos  Anastassiadis    47     Senior Vice President, Worldwide
                                       Distribution

      Gary M. Wright          52     Senior Vice President,
                                      Worldwide Services

      Mr.  Burns  was Chief Executive Officer of the
Company  from 1986 to 1996.  He was elected Chairman
of the Board in 1990.  From 1986  to  1995, Mr. Burns
also served as President of the Company. From  1984
to  1986,  he was Executive Vice President  and  Chief
Operating Officer, and from 1982 to 1984, Executive
Vice President of the Company. He has also been a Director of the Company since 1986.

      Mr.  Greenfield was elected Chief Executive
Officer of the Company in 1997. From 1995 to 1996, he was President and Chief Operating Officer. From
1992 to 1995,  he  was  Executive  Vice President,
Chief Operating Officer. From 1989  to  1992,  he  was
Executive Vice President, Product Operations.  From
April 1991  to October  1991  he  was  also the Chief
Financial Officer of the Company. He served as Senior Vice President, Product Services and Operations from 1988 to 1989. He served as Vice President,
Marketing from 1987 to 1988.

      Mr.  Sexton was elected  Senior Vice President,
Finance  & Administration  and Chief Financial Officer
of  the  Company  in 1996.   From  1991  to  1996, he
was Vice  President,  Finance  & Administration and
Chief Financial Officer of the Company. From 1984 to 1991, he was Controller and Chief Accounting
Officer of Life Technologies, Inc., a biotechnology company.

      Mr.  Anastassiadis  was  appointed Senior  Vice
President, Worldwide Distribution in 1996. From 1993 to 1996, he was Senior Vice President, International
Operations. From 1991 to 1993, he was country manager of the Company's Southern European operations and prior to that he held senior sales positions with Legent
Corporation.
      Mr.  Wright was appointed Senior Vice
President, Worldwide Services in 1997. From 1995 to 1997, he was Vice President, Worldwide
Services. From 1992 to 1995, he was a principal with Insource Technology Corporation, a technology services company, and from 1990 to 1992, he was President and Chief Executive Officer of
Information Technology Associates, Inc., a management consulting company.

ITEM 11.     EXECUTIVE COMPENSATION
       The  information  required  by  this  Item  11
is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1997.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

       The  information  required  by  this  Item  12
is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1997.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

       The  information  required  by  this  Item  13
is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1997.

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

          Description

          Report of Independent Accountants

          Consolidated  Balance Sheets as of April
          30,  1997  and 1996

          Consolidated Statements of Operations for the fiscal years ended April 30, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1997, 1996 and 1995

          Consolidated  Statements  of Changes  in
          Stockholders' Equity for the fiscal years ended April 30, 1997, 1996 and 1995

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

     Instruments  Defining  the  Rights  of   Security
     Holders, Including Indentures

 4.0      Specimen Common Stock  Certificate
          (incorporated herein by reference to  Exhibit
          4.0 to the Company's Annual Report on Form 10K
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


10.6      The  Company's 1992 Employee  Stock
          Purchase  Plan (incorporated by reference  to
          Exhibit  4(a)  to the Company's  Registration
          Statement of Form S-8 (Registration  No.  33
          56166)).

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

10.9     Employment Agreement between the Company  and
          Kevin  J. Burns, Chairman, dated October  1,
          1996.

10.10     Employment Agreement between the Company  and
          Gary   G.  Greenfield,  President  and  Chief
          Executive  Officer,  dated  August  1,   1996
          (incorporated herein by reference to  Exhibit
          10.2  to  the Company's Quarterly  Report  on
          Form  10-Q  for  the quarter ended  July  31,
          1996).

10.11     Employment Agreement between the Company  and
          Kenneth A. Sexton, Senior Vice President  and
          Chief Financial Officer, dated August 1, 1996
          (incorporated herein by reference to  Exhibit
          10.3  to  the Company's Quarterly  Report  on
          Form  10-Q  for  the quarter ended  July  31,
          1996).

Material Contracts in Ordinary of Business

10.12     Financing Agreement dated July 27,
          1992 between the Company as the borrower and Maryland National Bank and First National
          Bank of Boston as lenders (incorporated by reference to Exhibit 10.25 to the Company's
          Annual Report on Form 10-K for the fiscal year ended April 30, 1992).

10.13     Amendment  to  the  Financing
          Agreement  dated July 19, 1993,  between  the
          Company  as  borrower and  Maryland  National
          Bank and First National Bank of Boston as lenders (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended April
          30, 1993).

10.14     Amendment  to  the   Financing
          Agreement dated August 11, 1994, between  the
          Company   as   borrower  and   Nations   Bank
          (successor  to  Maryland National  Bank)  and
          First  National  Bank of  Boston  as  lenders
          (incorporated herein by reference to  Exhibit
          10.10 to the Company's Annual Report on  From
          10-K  for  the  fiscal year ended  April  30,
          1994).

10.15     Amendment  to  the Financing Agreement  dated
          October 30, 1996, between the Company as borrower and NationsBank, N.A. (successor to Maryland National Bank) and First National
          Bank of Boston as lenders.

Other Contracts
10.17     Form  of Indemnification
          Agreement   between  the  Company   and   its
          directors,  officers  and  certain  employees
          (incorporated herein by reference to  Exhibit
          10.13 to the Company's Annual Report on  Form
          10-K  for  the  fiscal year ended  April  30,
          1994).

10.18     Stock Exchange Agreement by  and
          among   INTERSOLV,  Inc.,  PC  Strategies   &
          Solutions, Inc. and Michael Goldman dated May
          1, 1995 (incorporated herein by reference to the Company's Current report on Form 8-K as filed on May 11, 1995).

10.19     Registration  Rights  Agreement
          between INTERSOLV, Inc. and Michael Goldman dated May 1, 1995 (incorporated herein by reference to the Company's current report on Form 8-K as filed on May 11, 1995).

10.20     Agreement of Merger dated October
          22,  1995  by and among INTERSOLV, TechGnosis
          International,   Inc.,   INTERSOLV    Perkins
          Corporation   and  certain  stockholders   of
          TechGnosis International, Inc. (incorporated herein by reference to Exhibit 2 of the Company's Current Report on Form 8-K as filed on November 7, 1995).

10.21     Registration  Rights  Agreement
          between    INTERSOLV,   Inc.   and    certain
          stockholders   of  TechGnosis  International,
          Inc. (incorporated herein by reference to Exhibit 3 of the Company's Current Report on
          Form 8-K as filed on November 7, 1995).
Other Exhibits

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

Date:     July 29,1997          INTERSOLV, INC.


               By /s/ Kenneth A. Sexton
                    Kenneth A. Sexton
                    Senior Vice President, Finance
                     & Administration and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on July 29, 1997.

Signature                    Title


/s/ Kevin J. Burns        Chairman of the Board of Directors
Kevin J. Burns

/s/ Gary G. Greenfield    Director and Chief Executive Officer
Gary G. Greenfield        (Principal Executive Officer)


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

/s/ Norman A. Bolz        Director
Norman A. Bolz

/s/ Richard A. Carpenter  Director
Richard A. Carpenter

/s/ Robert N. Goldman     Director
Robert N. Goldman

/s/ Russell E. Planitzer  Director
Russell E. Planitzer
/s/ Charles O. Rossotti   Director
Charles O. Rossotti

/s/ Frank A. Sola         Director
Frank A. Sola

/s/ R. Craig Roos         Director
R. Craig Roos

/s/ Michel Berty          Director
Michel Berty

                        INTERSOLV, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


                   Balance at Charged to  Charged to              Balance at
                   beginning   costs and     other   Deductions     end of
                   of period   expenses    accounts  write-offs     period
DESCRIPTION
1997
Allowance for
doubtful accounts    ($3,136)    ($3,863)   $   ---     $2,870     ($4,129)

1996

Allowance for
doubtful accounts    ($1,960)    ($2,515)   $   ---     $1,339     ($3,136)

1995

Allowance for
doubtful accounts    ($1,058)    ($2,102)   $   ---     $1,200     ($1,960)



                      Exhibit 10.9

                      EMPLOYMENT AGREEMENT

 THIS EMPLOYMENT AGREEMENT (the "Agreement"), made as of the 1st day of October, 1996, is entered into between INTERSOLV, INC. a Delaware corporation with its principal place of business at 9420 Key West Avenue, Rockville, Maryland 20850 (the "Company"), and Kevin J. Burns (the "Executive").
 WHEREAS, the Executive has been employed by the Company as Chief Executive Officer of the Company since March 1986, and more recently pursuant to an Employment Agreement between the
Executive and the Company, dated as of August 1, 1996 (the "Employment Agreement"), and WHEREAS, the Company and the Executive desire to amend and replace the Employment Agreement with this Agreement,
NOW THEREFORE, the Company and the Executive hereby agree as follows:
1.     Termination of Former Employment Agreement.   The
Employment Agreement is hereby amended in its entirety by this Agreement, and from and after October 1, 1996, the terms and conditions of the Executive's employment shall be governed exclusively by this Agreement.
2. Term of Employment. The Company hereby agrees to employ the Executive, and the Executive hereby accepts employment with the Company, upon the terms and conditions set forth in this Agreement. During the period commencing October 1, 1996 and ending September 30, 1997 (the "Part-time Employment Period"), the Executive shall be a part-time employee of the Company and, in such capacity, will serve as Chairman of the Board and as a Director of the Company. During the Part-time Employment Period, the Executive shall not be required to devote more than fifty
(50) percent of his business time to his duties as Chairman and as a Director of the Company. During the period commencing
October 1, 1997 and ending September 30, 1998 (the "Consultation Period"), the Executive shall serve as a consultant to the Company and continue to serve as Chairman of the Board and as a Director of the Company. In his capacity as a consultant during the Consultation Period, the Executive will not be obligated to devote more than forty-five (45) days in any twelve-month period or more than four (4) days in any calendar month to the performance of consulting services to or for the benefit of the Company. For purposes of this Agreement and Section 10(b) of the 1982 INTERSOLV, Inc. Stock Option Plan and Section 11(b) of the 1992 INTERSOLV, Inc. Stock Option Plan (individually, the "1982 Plan" or the "1992 Plan" and collectively, the "Plans"), there shall be an irrebuttable presumption that the Executive, during the Consultation Period, shall have satisfied the conditions of the referenced sections of the Plans, and shall have rendered substantial services to the Company for purposes of allowing any relevant option to be exercised during the Consultation Period. During the period commencing October 1, 1998 and ending September 30, 1999 (the "Transition Period"), the Executive shall serve as Chairman of the Board and as a Director of the Company.
 3. Duties and Responsibilities.
  3.1 During the Part-time Employment Period, the Executive shall have such authority and part-time duties and responsibilities as are reasonably delegated to him by the Board, including, without limitation, assisting the Chief Executive Officer and responsibility for the review, on behalf of the Board, of management strategies, plans, policies and human resources, and for undertaking operational and strategic activities and programs as agreed with the Board and the Chief Executive Officer of the Company. The Executive shall also assist the Board in evaluating management's performance.
  3.2 During the Consultation Period, the Executive shall serve as an adviser to the Chief Executive Officer of the Company, and shall assist in promoting the Company's business, subject to his commitment to the performance of consulting services for the Company as provided in Section 2 of this Agreement.
  3.3 During the Transition Period, the Executive shall perform the duties and responsibilities customarily performed by a chairman of the board of a corporation.
  3.4 The Executive hereby accepts such employment and consultancy and agrees to undertake such duties and responsibilities and such other related duties and responsibilities as the parties shall mutually agree to. During the Part-time
Employment Period, the Consultation Period and the Transition Period, the Executive shall be permitted to pursue such other business activities as he shall desire, provided that such activities do not materially interfere with the performance of his part-time duties and his consulting services (as the case may be) specified in Section 2 and Section 3 of this Agreement.
  3.5 The Executive agrees to abide in all material respects by the applicable rules, regulations, instructions, personnel practices and policies of the Company and any changes therein which may be adopted from time to time by the Company and communicated to him, except to the extent inconsistent with this Agreement.
 4. Compensation.
  4.1 Salary.  During the Part-time Employment Period, the
Company shall pay the Executive, (a) in equal monthly installments, a salary of $275,000, and (b) the bonus, if any, payable pursuant to the Company's Incentive Compensation Plan established by the Company for its senior executive officers . During the Consultation Period, the Company shall pay the Executive, in equal monthly installments, the sum of $275,000. During the Transition Period, the Company shall pay the Executive, in equal monthly installments, the sum of $100,000.
The Executive shall not be entitled to any additional compensation for his services as a Director during the Part-time Employment Period, Consultation Period and Transition Period.
  4.2 Special Bonus for Services. In consideration for his services rendered to the Company prior to the date of this Agreement and as an inducement to perform services for the Company as provided herein, the Company shall make a lump-sum payment to the Executive in the aggregate amount of $200,000 on February 15, 1999, subject, however, to the Executive's rights to receive such payment prior to February 15, 1999 as set forth in Sections 13.2 and 13.3 of this Agreement.
 5. Health Benefits. During the Part-time Employment Period, the Consultation Period, the Transition Period and any period that he continues to serve as a Director of the Company, the Executive shall be entitled to participate in all of the health and medical benefits that the Company currently has in place and/or establishes and makes available for participation by senior executives of the Company, to the same extent as senior executives of the Company.
 6. Stock Option/Stock Incentive Plans. During the Part-time Employment Period, the Executive shall be entitled to participate in the Company's stock option and other stock incentive plans for senior executive(s); provided, however, that the grant of any stock options shall be subject to the discretion of the Board or a committee of the Board if the Board delegates such authority to a committee. Stock options to purchase Common Stock of the Company granted prior to October 1, 1996 and held by the Executive as of the date of this Agreement are hereinafter referred to as "Outstanding Stock Options." The Outstanding
Stock Options shall vest and become immediately exercisable as provided in Section 9 of this Agreement. Options awarded to the Executive after the date hereof, if any, shall continue to vest during the Part-time Employment Period, the Consultation Period and for such period thereafter as the Executive shall continue to serve as a Director of the Company. Notwithstanding any provision to the contrary in the plans or agreements governing the Executive's stock options, the periods governing the post-employment exercise of such stock options shall not begin to run until such time as the Executive shall cease to serve as a Director of the Company.
 7. Other Benefits. During the Part-time Employment Period, the Executive shall be entitled to participate in all incentive, life insurance and saving and retirement plans, practices and policies and programs applicable generally to other senior executives of the Company. During the Part-time Employment Period, the Consultation Period and for such period thereafter as the Executive shall continue to serve as a Director of the Company, the Executive shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other senior executives of the Company.
 8. Perquisites and Reimbursements. The Company shall pay the Executive during the Part-time Employment Period, the sum of $27,000 for use by the Executive for such purposes as financial planning, tax preparation, club memberships, personal computers or automobile expenses. In addition, during the Part-time Employment Period and the Consultation Period, the Company shall reimburse the Executive for business expenses incurred by the Executive in the performance of his duties and responsibilities in accordance with the Company's expense reimbursement program, subject to the Executive's presentation to the Company of vouchers, expense statements and/or such other supporting documentation evidencing the incurrence of such expenses.
 9. Vesting of Stock Options and Acceleration of Compensation Payments. All of the Executive's Outstanding Stock Options shall continue to vest during the Part-time Employment Period, the Consultation Period and for such period thereafter as the Executive shall serve as a Director of the Company and shall be and become immediately vested and exercisable in full, to the extent not otherwise then vested or exercisable, on the date prior to October 1, 1999 that (i) the Company shall remove the Executive as a part-time employee, a consultant or Chairman of the Board without Cause (as defined below), (ii) the Executive's employment is terminated prior to October 1, 1999 by his death or disability, (iii) the Executive voluntarily terminates his employment or consultancy pursuant to Section 12.2 of this Agreement or (iv) the Company and the Executive mutually agree to termination of the Executive's employment as Chairman of the Board prior to October 1, 1999. In addition, if the Executive's employment as Chairman of the Board is terminated pursuant to clauses (i), (ii), (iii) or (iv) of this Section 9, all of the payments to which the Executive is entitled under this Agreement from the date of termination through September 30, 1999 shall be accelerated and paid in a lump sum to the Executive no later than fourteen (14) days after the date of such termination. The terms and provisions relating to vesting and exercise after employment termination in the Executive's Outstanding Stock Options are hereby replaced and superseded by the terms and provisions set forth in Section 6 and in this
Section 9.
 10. Payments to Estate of Executive. In the event of the Executive's death at a time that the Company is obligated to make continuing payments to the Executive pursuant to this Agreement ("Continuing Payments"), the Company shall pay to the estate of the Executive the Continuing Payments to which, and as and when, the Executive would have otherwise been entitled had such death not occurred.
 11. Secretarial Assistance. During the Part-time Employment Period, the Consultation Period, and the period during which the Executive serves as Chairman of the Board, the Company shall provide the Executive with an executive secretary to support the Executive's performance of his duties and responsibilities as an employee or consultant and Chairman of the Board, as the case may be.
 12. Employment Termination.
  12.1 The employment of the Executive by the Company pursuant to this Agreement shall terminate upon the occurrence of any of the following:
   (a) September 30, 1999 unless extended by mutual agreement.
   (b) At the election of the Company, for Cause, immediately upon written notice by the Company to the Executive. For the purposes of this Agreement, "Cause" shall mean:
               (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from disability, as defined below),
               (ii) the Executive's conviction of a felony,
               (iii) the Executive's gross and reckless
                    negligence in the performance of his duties which materially adversely affects the Company's business, or
               (iv) a material breach of any of the Executive's covenants contained in Sections 15 and 16 of this Agreement.
For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until (a) in the event of any Cause defined in subparagraphs (i), (iii) and (iv) of this Section
12.1, a written notice has been delivered to the Executive by the Board which specifically identifies the Cause which is the Board's basis for termination and the Executive has failed to cure or remedy the act or omission so identified within a period of thirty (30) days after the Executive's receipt of such notice and (b) the Board has delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board (excluding the Executive if he is a member of the Board) at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i),
(ii), (iii) or (iv) above, and specifying the particulars thereof in detail.
   (c) Upon the death of the Executive or thirty days after disability of the Executive. As used in this Agreement, the term "disability" shall mean an event of disability entitling the Executive to coverage under the Company's then current long-term disability plan.
  12.2 The Executive may elect to terminate his employment upon thirty (30) days' prior written notice if the Company fails to make any payment due the Executive under this Agreement and such failure is not cured within thirty (30) days after the Executive gives written notice of such failure to the Company.
 13. Effect of Termination
  13.1 Termination for Cause. In the event the Executive's employment is terminated for Cause pursuant to Section 12.1(b), the Company shall pay to the Executive the salary and benefits accrued and payable through his last day of employment as an employee, consultant or Director, as the case may be.
  13.2 Termination for Death or Disability. In the event the Executive's employment is terminated by death prior to October 1, 1999, the Company shall pay to the estate of the Executive a lump sum amount equal to the sum of (a) the salary, annual compensation and bonus which would otherwise be payable to the Executive up to the end of the sixth month after the death occurs and (b) the amount of the Special Bonus. If the Executive's employment is terminated prior to October 1, 1999 because of disability, the Company shall pay to the Executive (a) in monthly installments, the salary, annual compensation and bonus otherwise payable to him up to the end of the month in which the Executive becomes eligible for the Company's long-term disability benefits plan and (b) a lump sum equal to the amount of the Special Bonus.
  13.3 Termination for Other Than Cause, Death or Disability. In the event the Executive's employment is terminated prior to October 1, 1999 other than for Cause, death or disability or is terminated by the Executive in accordance with Section 12.2,
   (i) the Company shall pay to the Executive (a) in monthly installments, commencing within thirty (30) days of the last day of actual employment, the Executive's then current salary, annual compensation and/or bonus through September 30, 1999 and (b) in a lump sum cash payment, payable within thirty (30) days of the last day of actual employment, the amount of the Special Bonus;
and
   (ii) until October 1, 1999, the Company shall continue to provide the Executive the benefits to which the Executive and/or his family would be entitled to receive from the Company if his employment or consultancy or service as a Director, as the case may be, had not been so terminated. For purposes of eligibility for any retiree benefits pursuant to any retirement plans or programs, the Executive shall be considered to have remained employed until the end of the Consultation Period and to have retired on the last day of such period.
 14. Gross-Up Payment.
  (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 14) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code ("Code") or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment
(a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.
  (b) Subject to the provisions of Section 14(c), all determinations required to be made under this Section 14, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Arthur Andersen & Co. or such other certified public accounting firm as may be designated by the Executive (the "Accounting
Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for any individual, entity or group such that it is not independent, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any
Gross-Up Payment, as determined pursuant to this Section 14(b), shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to
Section 14(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

  (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:
       (i) give the Company any information reasonably requested by the Company relating to such claim,
      (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,
     (iii) cooperate with the Company in good faith in order effectively to contest such claim, and
      (iv)  permit the Company to participate in any
proceedings relating to such claim;
provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 14(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.
  (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 14(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 14(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 14(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.
 15. Non-Compete.
  (a) So long as the Executive is employed in accordance with the provisions of Section 2 of this Agreement and for a period of eighteen (18) months after termination of such employment by reason of (x) the Company's termination other than for Cause or disability or (y) the Executive's termination pursuant to Section 13.2, the Executive will not directly or indirectly (i) be or become an individual proprietor, owner, partner, stockholder, officer, employee, director, consultant, joint venturer, investor or lender (or in any other capacity whatsoever other than as a passive limited partner in any venture fund or investment company or as the holder of not more than one percent (1%) of the total outstanding stock of a publicly held company) of any company or entity that directly competes, in any material respect, with the "Company's Business" (which, for purposes of this Section 15(a), means the production and/or sale of products and the providing of services of the kind and scope (x) being produced, sold and/or provided by the Company at the time of termination of the Company's employment or (y) in respect of which plans for their production, sale and/or provision had been approved by the Company prior to such termination), or (ii) recruit, solicit or induce, or attempt to induce, any employee or employees of the Company or its affiliates to terminate their employment with, or otherwise cease their relationship with the Company or such affiliates.
  (b) If any restriction set forth in this Section 15 is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time or over too great a range of activities or in too broad a geographic area, it shall be interpreted to extend only over the maximum period of time, range of activities or geographic area as to which it may be enforceable.
  (c) The restrictions contained in this Section 15 are necessary for the protection of the business and goodwill of the Company and are considered by the Executive to be reasonable for such purpose. The Executive agrees that any breach of this Section 15 will cause the Company substantial and irrevocable damage and therefore, in the event of any such breach, in addition to such other remedies which may be available, the Company shall have the right to seek specific performance and injunctive relief.
 16. Confidential Information.   The Executive shall hold in a
fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies, excluding, however, any such information, knowledge or data that is or becomes publicly known (other than by acts by the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. Except as provided in the next following sentence, in no event shall an asserted violation of the provisions of this Section 16 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement. The Executive acknowledges and agrees that, because the legal remedies of the Company would be inadequate in the event of the Executive's breach of the confidentiality obligations contained in this Section 16, the Company may, in addition to obtaining any other remedy or relief available to it, enforce the provisions of this Section 16 by injunction, specific performance or other equitable remedies; and if the Company is successful in obtaining a preliminary injunction or similar equitable relief within 90 days of alleging such breach, the Company shall be entitled, notwithstanding the provisions of the immediately preceding sentence, to defer or withhold payment thereafter until final adjudication of such alleged breach.
 17. Indemnification.
  The Executive shall be fully indemnified by the Company and its successors in his capacity as an officer and director (if applicable) of the Company to the full extent permitted by Delaware law, and shall be defended and held harmless, absolutely, irrevocably and forever by the Company and its successor to the full extent permitted by Delaware law, from and against all claims, demands, liabilities, costs, expenses, damages and causes of action of any nature whatsoever, arising out of or incidental to the execution of the Executive's duties and responsibilities hereunder regarding any matters or actions the Executive undertook or performed within the course and scope of his duties and responsibilities as an officer, employee or director (if applicable) of the Company, including without limitation advances by the Company to the Executive for the payment of legal fees and expenses, provided that the Executive shall advise the Company promptly of any such claim or litigation against him and cooperate fully with the Company in connection therewith, and provided further that the Company shall have the right to assume and control the defense of such action and to take such action as is reasonably necessary to discharge its obligations hereunder. In addition, the Company shall include the Executive as a named insured in any Directors and Officers Liability Insurance policy or policies maintained by the Company for its directors and officers. The provisions of this Section 17 shall survive the expiration, suspension or termination, for any reason, of this Agreement.
 18. Notices. All notices required or permitted under this Agreement shall be in writing and shall be given by personal delivery, facsimile transmission (confirmed received) or upon deposit in the United States Post Office, by registered or certified mail, postage prepaid, addressed to the Company at the address shown above, and addressed to the Executive at 12409 Beal Springs Road, Potomac, MD 20854, or at such other address or addresses as either party shall designate to the other in accordance with this Section 18. Notice shall be effective when actually received by the addressee.

 19. Pronouns. Whenever the context may require, any pronouns used in this Agreement shall include the corresponding masculine, feminine or neuter forms, and the singular forms of nouns and pronouns shall include the plural, and vice versa.
 20. Entire Agreement. This Agreement constitutes the entire agreement between the parties and supersedes all prior agreements and understandings, whether written or oral, relating to the subject matter of this Agreement.
 21. Amendment. This Agreement may be amended or modified only by a written instrument executed by both the Company and the Executive.
 22. Survival.   The provisions of Sections 15, 16 and 17 shall
remain in effect in the event the Executive is terminated and shall survive the termination and expiration of this Agreement.
 23. Governing Law. This Agreement shall be construed, interpreted and enforced in accordance with the laws of the State of Delaware, without reference to principles of conflict of laws.
 24. Successors and Assigns.
  (a) This Agreement shall be binding upon and inure to the benefit of both parties and their respective successors and assigns, including any corporation with which or into which the Company may be merged or which may succeed to its assets or business; provided, however, that the obligations of the Executive are personal and shall not be assigned by him.
  (b) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.
 25. Miscellaneous.
  25.1 No delay or omission by the Company in exercising any right under this Agreement shall operate as a waiver of that or any other right. A waiver or consent given by the Company on any one occasion shall be effective only in that instance and shall not be construed as a bar or waiver of any right on any other occasion.
  25.2 The captions of the sections of this Agreement are for convenience of reference only and in no way define, limit or affect the scope or substance of any section of this Agreement.
  25.3 In case any provision of this Agreement shall be invalid, illegal or otherwise unenforceable, the validity, legality and enforceability of the remaining provisions shall in no way be affected or impaired thereby.
 IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year set forth above.
                                    INTERSOLV, INC.


                              By:    /s/ Russell E. Planitzer
                              Russell E. Planitzer

                                    EXECUTIVE:

                              /s/ Kevin J. Burns
                               Kevin J. Burns



     Exhibit 10.15

 SECOND AMENDMENT TO FINANCING AGREEMENT

     THIS SECOND AMENDMENT TO FINANCING AGREEMENT (this "Agreement") made as of this 30th day of October, 1996 by and among:
     (a) INTERSOLV, INC., a corporation organized and in
good standing under the laws of the State of Delaware
(the "Company"), INTERSOLV CANADA, INC., a corporation organized and in good standing under the laws of Ontario, Canada, INTERSOLV INTERNATIONAL HOLDINGS CORP., a
corporation organized and in good standing under the laws
of the State of Delaware INTERSOLV PLC, a corporation organized under the laws of the United Kingdom, INTERSOLV FRANCE, S.A., a corporation organized and in good standing under the laws of France, INTERSOLV GMBH, a corporation organized and in good standing under the laws of the Federal Republic of Germany, INTERSOLV PTY LTD, a corporation organized and in good standing under the laws of Australia, INTERSOLV TECHNOLOGY HOLDING CORP., a corporation organized and in good standing under the laws of the State of Delaware,  TECHGNOSIS INTERNATIONAL,
INC., a corporation organized and in good standing under
the laws of the State of Delaware, TECHGNOSIS, INC., a corporation organized and in good standing under the laws of the State of Massachusetts, GNOSIS NV, a corporation organized and in good standing under the laws of Belgium and TECHGNOSIS INTERNATIONAL, NV, a corporation organized
and in good standing under the laws of Belgium (all of
such companies, together with the Company, collectively called the "Borrowers" and each individually a
"Borrower");
     (b) NATIONSBANK, N.A., formerly known as NATIONSBANK OF MARYLAND, N.A., successor by merger to MARYLAND NATIONAL BANK, a national banking association ("NationsBank"), and THE FIRST NATIONAL BANK OF BOSTON, a national banking association ("First National"; First National and NationsBank are hereinafter collectively referred to as the "Lenders" and each a "Lender"); and
     (c) NATIONSBANK, N.A., formerly know as NATIONSBANK OF MARYLAND, N.A., successor by merger to MARYLAND NATIONAL BANK, a national banking association (the "Agent").
 RECITALS
     A. The Borrowers are, or shall by the execution and delivery of this Agreement become, parties to a certain Financing Agreement, along with the Agent and the Lenders dated July 27, 1992 and amended by that certain First Amendment to Financing Agreement (the "First Amendment") dated August 11, 1994 (as thereafter amended, modified and renewed from time to time, the "Financing Agreement"), pursuant to which the Lenders have agreed to make available to the Borrowers the Revolving Credit Facilities (as increased from time to time, the "Revolving Credit Facilities") in the current maximum principal amount of Twelve Million Dollars ($12,000,000) and other credit facilities as more fully described in the Financing Agreement. The Revolving Credit Facilities are currently evidenced by those two (2) certain Amended and Restated Revolving Credit Notes each dated August 11, 1994, issued by the Borrowers jointly and severally payable, respectively, to the order of each of the Lenders (the "First Restated Notes"). Unless otherwise defined herein, all capitalized terms used herein shall have the meanings given to such terms in the Financing Agreement.
     B. The Borrowers have requested that the Lenders increase the Revolving Credit Facilities from Twelve Million Dollars ($12,000,000) to Fifteen Million Dollars ($15,000,000), and to amend the Financing Agreement in accordance with the terms and conditions set forth below.
     NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Borrowers, the Agent and the Lenders do hereby agree as follows:
     1. Recitals. The parties hereto acknowledge and agree that the above Recitals are true and correct in all material respects and that the same are incorporated herein and made a part hereof by reference.
     2. Waiver of Defaults; Waiver of Borrowing Base Provisions. Subject to the terms and conditions set forth herein and subject to the terms and conditions set forth in
Section 8.2 of the Financing Agreement, the Lenders hereby waive defaults by the Borrowers under Sections 5.1.14 and
5.2.2 of the Financing Agreement through the date of this Agreement. The waivers set forth in this paragraph 2 shall not extend to any subsequent or other Default or Event of Default, or impair any right consequent thereto and shall be effective only through the date of this Agreement and solely
with respect to the matters described herein.   The Lenders
hereby waive all provisions relating to the "Borrowing Base" and, in furtherance thereof, Sections 2.1.4, 2.1.5 and 2.1.7 of the Financing Agreement are hereby deleted.
     3. Defined Terms. From and after the date hereof, all references in SECTION 1.1 of the Financing Agreement to the definition of "Revolving Credit Expiration Date" and "Tangible Net Worth" shall have the following meanings, respectively:
          "Revolving Credit Expiration Date" means September
          30, 1998.
               "Tangible Net Worth" means, at any date or for any period of determination, the sum at such time or during such period of the Net Worth of the Company and its Subsidiaries, less the total of (a) all Assets which would be classified as intangible assets under GAAP and (b) all unamortized capitalized software development and research and development costs and capitalized purchased software costs of the Company and its Subsidiaries.

In addition, all references in the Financing Agreement and any of the Financing Documents to "MNB" or "NB" shall henceforth be deemed to refer to "NationsBank" and all references to "Boston" or "FNBB" shall be deemed to refer to First National.
     4. The Revolving Credit Facilities. SECTION 2.1.1 of the Financing Agreement is hereby amended and restated in its entirety to read as follows:
          2.1.1 Revolving Credit Facilities. Subject to and upon the provisions of this Agreement, each Lender hereby establishes a revolving credit facility (each a "Revolving Credit Facility" and collectively, the "Revolving Credit Facilities") in favor of the Borrowers in the maximum principal amount of such Lender's Revolving Credit Committed Amount as set forth below. Each of the loans or other advances made by any Lender under its Revolving Credit Facility is sometimes referred to in this Agreement as a "Revolving Loan", and all such loans made by all of the Lenders are collectively referred to in this Agreement as the "Revolving Loans".

          During the Revolving Credit Commitment Period, each
     Lender severally agrees to make Revolving Loans requested by any Borrower from time to time in accordance with the provisions of this Agreement;
     provided that after giving effect to any Borrower's request:

          (a)  the aggregate principal amount of such
     Lender's Proportionate Share of the Revolving Loans and of the Letter of Credit Obligations would not exceed such Lender's Revolving Credit Committed Amount; or
          (b)  the aggregate principal amount of all
     Revolving Loans and all Letter of Credit Obligations would not exceed an amount equal to the Total Revolving Credit Committed Amount.

     The amount set forth below opposite each Lender's name is herein called such Lender's "Revolving Credit Committed Amount", and the total of both Lenders' Revolving Credit Committed Amounts is herein called the "Total Revolving Credit Committed Amount". The proportionate share set forth below opposite each Lender's name is herein called such Lender's "Revolving Credit Proportionate Share":
                         Revolving Credit  Revolving Credit
     Lender:   Committed Amount:  Proportionate Share:
     NationsBank       $7,500,000    50%
     First National    $7,500,000    50%

     Total Revolving Credit
     Committed Amount  $15,000,000    100%

     Neither the Agent nor any of the Lenders shall be responsible for the Revolving Credit Commitment of any other Lender, nor will the failure of any Lender to perform its obligations under its Revolving Credit
     Commitment in any way relieve any other Lender from performing its obligations under its Revolving Credit
     Commitment.

     5. Terms of Letters of Credit. The first sentence contained in SECTION 2.2.3 of the Financing Agreement is hereby amended and restated in its entirety to read as follows:
          Each Letter of Credit shall (a) be issued in accordance with the provisions of a Letter of Credit Agreement, and (b) expire on a date not more than one hundred eighty (180) days form the date on which it is issued, with automatic renewal provisions for a like term, but to expire in no event later than September 30, 1998.

     6. Financial Statements. SECTION 5.1.1(f) of the Financing Agreement is hereby deleted in its entirety.
Except as modified hereby, SECTION 5.1.1 shall remain unchanged.
     7. Tangible Net Worth. SECTION 5.1.13 of the Financing Agreement is hereby deleted in its entirety.
     8. Fixed Charge Coverage Ratio. SECTION 5.1.14 of the Financing Agreement (Debt Service Coverage Ratio) is hereby deleted in its entirety and the following is inserted in full substitution thereof:
          5.1.14   Fixed Charge Coverage Ratio.  The
     Borrowers will maintain at all times, on a consolidated basis, a Fixed Charge Coverage Ratio of not less than
     1.1 to 1.0. For purposes hereof the "Fixed Charge Coverage Ratio" shall mean as to the Company and its Subsidiaries, for any period of determination thereof, the ratio of (i) the sum of (w) the Cash Flow of the Company and its Subsidiaries, plus (x) write offs of development and research costs for such period as set forth on the cash flow statement of the Company and its Subsidiaries most recently delivered to the Agent prior to the date or period of determination, plus (y) accrued restructuring and acquisitions charges for such period, as set forth on the cash flow statement of the Company and its Subsidiaries most recently delivered to the Agent prior to the date or period of determination, minus (z) payment of restructuring and acquisition charges for such period, as set forth on the cash flow statement of the Company and its Subsidiaries most recently delivered to the Agent prior to the date or period of determination, to (ii) the sum of the Debt Service of the Company and its Subsidiaries, for the period of determination. The Fixed Charge Coverage Ratio shall be tested quarterly on the basis of the prior four quarter period, provided, however, that in the event of any Purchase made pursuant to and in accordance with SECTION 5.2.1 of this Agreement, the Fixed Charge Coverage Ratio will be tested on the basis of the fiscal quarter in which such Purchase occurred and thereafter will be tested on a rolling two and three fiscal quarter basis for the subsequent two fiscal quarters, respectively, and thereafter on the basis on the prior four quarter period.

     9. Debt to Tangible Net Worth Ratio. SECTION 5.1.15 of the Financing Agreement is hereby amended and restated in its entirety as follows:
          5.1.15 Debt to Tangible Net Worth Ratio. The Borrowers will at all times, tested quarterly, maintain the ratio of Liabilities, to Tangible Net Worth, on a consolidated basis, so it is not greater than 2.5 to 1.0.

     10. Subordination.   As part of the First Amendment,
SECTION 5.1.16 of the Financing Agreement was mistakenly deleted. Accordingly, the parties hereto confirm that the provisions of SECTION 5.1.16 added by the First Amendment are hereby deleted and the provisions of Section 5.16 of the original unamended Financing Agreement remain part of the Financing Agreement.
     11. Quick Ratio. SECTION 5.1.17 of the Financing Agreement is hereby amended and restated in its entirety as follows:
          5.1.17 Quick Ratio. The Borrowers will at all times maintain, on a consolidated basis, tested quarterly, a ratio of (i) the sum of the Borrowers' unrestricted, unencumbered cash, plus unrestricted, unencumbered marketable securities, plus accounts receivable (net of allowances for doubtful accounts) to
     (ii)(a) the Borrowers' current liabilities (determined in accordance with GAAP), minus (b) deferred revenues resulting solely from the Borrowers' maintenance contracts, so that such ratio is not less than 1.75 to 1.0.

     12. Purchase or Redemption of Securities, Dividend Restrictions. SECTION 5.2.2 of the Financing Agreement is hereby amended and restated in its entirety as follows:
          5.2.2 Purchase or Redemption of Securities,
     Dividend Restrictions. None of the Borrowers will (a) purchase, redeem or otherwise acquire any shares of its capital stock or warrants now or hereafter outstanding with a value in excess of Five Million Dollars ($5,000,000) in the aggregate for all Borrowers in any fiscal year, (b) declare or pay any dividends thereon (other than stock dividends), (c) except as set forth in
     (a), (i) apply any of its property or assets to the purchase, redemption, or other retirement of, (ii) set apart any sum for the payment of any dividends on, or, for the purchase, redemption, or other retirement of, or
     (iii) make any distribution by reduction of capital or otherwise in respect of, any shares of any class of capital stock of such Borrower, or any warrants, (d) except as set forth in (a), permit any Subsidiary to purchase or acquire any shares of any class of capital stock of, or warrants issued by, such Borrower, (e) make any distribution to stockholders or set aside any funds for any such purpose, and (f) except as permitted in
     Section 5.2.3(f) of this Agreement, prepay, purchase or redeem any Indebtedness for Borrowed Money other than the Obligations. The Borrowers' rights to repurchase capital stock or warrants up to a maximum amount of Five Million Dollars ($5,000,000) shall be conditioned on such repurchase not resulting in the occurrence of an Event of Default, after giving effect to such repurchase.

     13. Indebtedness. SECTION 5.2.3 (f) of the Financing Agreement is hereby amended and restated in its entirety as follows:
          (f) Indebtedness of any Borrower or Subsidiaries incurred after the date of this Agreement provided that
     (i) the aggregate principal amount of all such Indebtedness of the Company and its Subsidiaries taken as a whole does not exceed Two Million Five Hundred Thousand Dollars ($2,500,000) per annum, (ii) such Indebtedness is incurred on account of purchase money or finance lease arrangements of assets and properties acquired subsequent to the date of this Agreement, and
     (iii) each such purchase money or finance lease arrangement does not exceed the cost or fair market value of the assets or property acquired or leased and does not extend to any assets or property other than those purchased or leased.

The parties hereto understand and agree that SECTION 5.2.3
(e) of the Financing Agreement shall be construed to permit Indebtedness for Borrowed Money of the Borrower and its Subsidiaries in existence as of the date of this Agreement.
     14. Commitment Fee. In consideration of the Lenders agreement to increase the Revolving Credit Committed Amount, the Borrowers jointly and severally agree, in addition to the Fees set forth in the Financing Agreement, to pay each Lender a one-time commitment fee (the "Commitment Fee") in the amount of Eighteen Thousand Seven Hundred Fifty Dollars ($18,750). The Commitment Fee shall be paid on the date of this Agreement and is not refundable.
     15. Agency Renewal Fee. The Borrowers jointly and severally agree to pay to the Agent, a loan administration and agency fee (the "Agency Renewal Fee") in the amount of Eight Thousand Dollars ($8,000). The Agency Renewal Fee shall be payable on the date of this Agreement. The Agent shall retain all of the Agency Renewal Fee for its own account and shall have no obligation to remit or pay any portion thereof to any of the Lenders.
     16. Replacement Notes.   EXHIBIT "B" to the Financing
Agreement is being replaced in its entirety with EXHIBIT "B" attached hereto. The Borrowers shall execute and deliver to each Lender on the date hereof those certain Second Amended and Restated Revolving Credit Notes each substantially in the form of EXHIBIT "B" attached hereto and incorporated herein by reference (each such note being called a "Replacement Revolving Credit Note" and collectively, the "Replacement Revolving Credit Notes") in substitution for and not satisfaction of, the issued and First Restated Notes, and the Replacement Revolving Credit Notes shall be the "Revolving Credit Notes" for all purposes of the Financing Documents. The Replacement Revolving Credit Notes shall not operate as a novation of any of the Obligations or nullify, discharge, or release any such Obligations or the continuing contractual relationship of the Borrowers in accordance with the provi
sions of the Financing Documents.   All references in the
Financing Documents to the "Note" and the "Notes", shall include respectively and collectively, as the case may require, each of the Replacement Revolving Credit Notes and all references to the "Obligations" shall include, without limitation, the indebtedness evidenced by the Replacement Revolving Credit Notes.
     17. Notices. From and after the date hereof, the Borrowers' designated address for notice pursuant to Section
8.3 of the Financing Agreement shall be: c/o Intersolv, Inc., 9420 Key West Avenue, Rockville, Maryland 20850
     18. Conditions Precedent. This Agreement shall become effective on the date on which it is fully executed by all parties.
     19. Representations. The Borrowers hereby confirm that the covenants set forth in ARTICLE III of the Financing Agreement are true and correct as of the date hereof, and that no Event of Default has occurred or is continuing immediately prior to or upon the execution of this Agreement.
     20. Counterparts. This Agreement may be executed in any number of duplicate originals or counterparts, each of which duplicate original or counterpart shall be deemed to be an original and all taken together shall constitute one and the same instrument.
     21. Financing Documents; Governing Law; Etc. This Agreement is one of the Financing Documents defined in the Financing Agreement and shall be governed and construed in accordance with the laws of the State of Maryland. The headings and captions in this Agreement are for the convenience of the parties only and are not a part of this Agreement.
     22. Acknowledgments. The Borrowers hereby confirm to the Agent and each of the Lenders the enforceability and validity of each of the Financing Documents. In addition, the Borrowers hereby agree to the execution and delivery of this Agreement and the terms and provisions, covenants or agreements contained in this Agreement shall not in any manner release, impair, lessen, modify, waive or otherwise limit the joint and several liability and obligations of the Borrowers under the terms of any of the Financing Documents, except as otherwise specifically set forth in this Agreement. The Borrowers each issue, ratify and confirm the representations, warranties and covenants contained in the Financing Documents.
     23. Modifications. This Agreement may not be supplemented, changed, waived, discharged, terminated, modified or amended, except by written instrument executed by the parties.
     24. Full Force and Effect. Except as expressly set forth above, the provisions of the Financing Agreement shall continue in full force and effect and are hereby ratified and confirmed. A default under this Agreement shall be a default under the Financing Agreement. This Agreement may be executed and delivered in any number of counterparts and by telecopy transmission, all of which, taken together, shall constitute one agreement and any party hereto may execute this Agreement by signing any counterpart.


     IN WITNESS WHEREOF the parties hereto have signed and
sealed this Agreement on the day and year first above
written.
WITNESS OR ATTEST:    INTERSOLV, INC.


Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer

WITNESS OR ATTEST:     INTERSOLV CANADA, INC.


Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer

WITNESS OR ATTEST:    INTERSOLV INTERNATIONAL HOLDINGS CORP.

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer

WITNESS OR ATTEST:     INTERSOLV PLC

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer


WITNESS OR ATTEST:    INTERSOLV FRANCE, S.A.

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer




WITNESS OR ATTEST:    INTERSOLV GMBH

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer



WITNESS OR ATTEST:     INTERSOLV PTY LTD

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer



WITNESS OR ATTEST:    INTERSOLV TECHNOLOGY HOLDING CORP.

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer



WITNESS OR ATTEST:    TECHGNOSIS INTERNATIONAL, INC

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer



WITNESS OR ATTEST:    TECHGNOSIS, INC.

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer


WITNESS OR ATTEST:    GNOSIS, NV

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer


WITNESS OR ATTEST:    TECHGNOSIS INTERNATIONAL, NV

Michael Wright     By:/s/ Kenneth A. Sexton (SEAL)
                   Name:Kenneth A. Sexton
                   Title: Chief Financial Officer



                                   AGENT:

WITNESS:      NATIONSBANK, N.A.

                   By:/s/ Barbara Deily (SEAL)
                   Barbara Deily
                   Vice President

                                   LENDERS:

WITNESS:      NATIONSBANK, N.A.


                   By:/s/ Barbara Deily (SEAL)
                   Barbara Deily
                   Vice President

WITNESS:      FIRST NATIONAL BANK OF BOSTON


                   By:/s/ Jay L. Massimo(SEAL)
                   Name: Jay L. Massimo
                   Title: Vice President


                               Exhibit 11.1
                       INTERSOLV, INC. AND SUBSIDIARIES

                COMPUTATION OF NET INCOME (LOSS) PER SHARE
                              (in thousands)


                                       For the years ended April 30
                                         1997     1996     1995

PRIMARY
Net income (loss)                    ($21,166)  ($3,711)  $10,974

Weighted average number of
     shares outstanding                20,119    19,348    18,577
Additional shares under stock
     option plans assumed outstanding
     less shares assumed repurchased
     under the treasury stock method      ---       ---       906

Primary shares                         20,119    19,348    19,483

Primary net income (loss) per share    ($1.05)   ($0.19)  $  0.56

FULLY DILUTED
Net income (loss)                    ($21,166)  ($3,711)  $10,974
Elimination of interest expense,
net of tax, related to subordinated
convertible notes                         ---       ---       112
Adjusted net income (loss)            (21,166)   (3,711)   11,086
Weighted average number of
     shares outstanding                20,119    19,348    18,577

Additional shares under
     stock option plans assumed
     outstanding less shares assumed
     repurchased under the treasury
     stock method                         ---       ---       939

Additional shares related to
  subordinated convertible notes          ---       ---       656
Fully diluted shares                   20,119    19,348    20,172

Fully diluted net income (loss)
  per share                            ($1.05)   ($0.19)    $0.55


                               Exhibit 21.1



                     INTERSOLV, INC. AND SUBSIDIARIES


                               SUBSIDIARIES



Name of Direct Subsidiary     Name of Indirect            Jurisdiction
                                Subsidiary               of Incoropration

INTERSOLV Technology Holding
  Corporation                     ---                      Delaware
INTERSOLV- Canada, Inc.           ---                      Ontario, Canada
INTERSOLV International Holdings
  Corporation                     ---                      Delaware
                               INTERSOLV PLC               United Kingdom
                               INTERSOLV Pty Ltd.          Australia
                               Salgin Pty Ltd.             Australia
                               INTERSOLV Gmbh              Germany
                               INTERSOLV France SA         France
                               INTERSOLV Foreign Sales
                                 Corporation               Barbados
Q+E Software Benelux                                       Netherlands
TechGnosis International, Inc.                             Delaware
                               TechGnosis, Inc.            Delaware
                               TechGnosis International NV Belgium
                               TechGnosis Gmbh             Germany
                               TechGnosis France SA        France
                               Intersolv NV                Belgium
                               TechGnosis Middleware Ltd.  United Kingdom
INTERSOLV KK                       ---                     Japan

                               Exhibit 23.1

                    CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of Intersolv, Inc. on Form S-8, Registration Nos. 333-07351, 33-64643, 33 86590, 56-166, 56-220, 12-795 and 12-797 and on Form S-3, Registration Nos.
333-01143, 33-61451 and 33-83796, of our report dated July 18, 1997, on our audits of the consolidated financial statements and the financial statement schedule of INTERSOLV, Inc. as of April 30, 1997 and 1996, and for each of the three years ended April 30, 1997 which report is included in this Annual Report on Form 10-K.












                          Coopers & Lybrand L.L.P.


Washington, D.C.
July 28,1997