Form 10-Q
period 1997-07-31
INTERSOLV INC
filed 1997-09-09
CIK 805330

18


_________________________________________________________

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549



                        FORM 10-Q


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 1997
                           OR

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


                    Yes___X___          No_______

As of August 31, 1997, there were 20,978,868 shares
outstanding of the Registrant's Common Stock, par value
$.01 per share.
_________________________________________________________


                      INTERSOLV, INC.

                          INDEX



                                                                Page
                                                               Number


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                   3

          Condensed Consolidated Statements
          of Operations for the
          three months ended July 31, 1997 and 1996              4

          Condensed Consolidated Balance Sheets as of
          July 31, 1997 and April 30, 1997                       5

          Condensed Consolidated Statements of Cash
          Flows for the three Months ended July 31, 1997
          and 1996                                               6

          Notes to Condensed Consolidated Financial
          Statements                                             7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                           8


PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders                 11

Item 5.  Other                                                  11

Item 6.  Exhibits and Reports on Form 8-K                       11

Signatures                                                      12
                                  Page 2



PART I.      FINANCIAL INFORMATION


Item 1. Financial Statements.

The  financial statements set forth below for the three
month  periods  ended  July  31,  1997  and  1996   are
unaudited, and have been prepared pursuant to the rules
and   regulations  of  the  Securities   and   Exchange
Commission.   Certain information and note  disclosures
normally   included  in  annual  financial   statements
prepared   in   accordance  with   generally   accepted
accounting  principles have been condensed  or  omitted
pursuant  to  those  rules and regulations.  INTERSOLV,
Inc. believes that the disclosures made are adequate to
make  the  information presented not  misleading.   The
results for the three month period ended July 31,  1997
are not necessarily indicative of the results for the fiscal year.

In   the   opinion  of  management,  the   accompanying
condensed consolidated financial statements reflect all
necessary   adjustments  (consisting  only  of   normal
recurring  adjustments) that are necessary for  a  fair
presentation of results for the periods presented.   It
is suggested that these financial statements be read in
conjunction   with  the  latest  audited   consolidated
financial statements and the notes thereto (included in the Annual Report on Form 10-K for the fiscal year ended April 30, 1997).
                                Page 3



                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           For the three months ended July 31,

      (amounts in thousands, except per share data)

                     (unaudited)
                                                 1997            1996

Revenues:
   License fees                                $18,273         $18,640
   Service fees                                 23,057          14,107

Total revenues                                  41,330          32,747

Costs and expenses:
  Cost of products                               1,297           4,256
  Cost of services                              12,461           7,131
  Sales and marketing                           17,112          15,603
  Research and development                       6,631           3,124
  General and administrative                     2,794           2,716

Total costs and expenses                        40,295          32,830

Operating income (loss)                          1,035             (83)

Other income (expense), net                       (105)            136

Income before income taxes                         930              53

Provision for income taxes                         325              17

Net income                                        $605        $     36

  Shares used in computing primary net
  income per share                              21,020          20,122

Primary net income per share                     $0.03           $0.00

  Shares used in computing fully diluted
  net income per share                          21,206          20,970

Fully diluted net income per share              $ 0.03           $0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             INTERSOLV, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                          (amounts in thousands)

                               (unaudited)
                                               (Unaudited)
                                                 As of         As of
                                                July 31,     April 30,
                                                 1997          1997
ASSETS

Current assets:
   Cash and cash equivalents                    $14,556      $20,180
   Accounts receivable, net                      48,495       50,338
   Prepaid expenses and other current assets      7,134        6,156

Total current assets                             70,185       76,674

Software, net                                     3,864        4,278
Property and equipment, net                      11,645       11,566
Notes receivable and other assets                 6,315        3,499

Total assets                                    $92,009      $96,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses        $33,396      $38,156
   Deferred revenue                              17,859       20,471

Total current liabilities                        51,255       58,627

Long-term liabilities                             6,767        6,554

Total liabilities                                58,022       65,181

Subordinated convertible notes                       87           87

Stockholders' equity
   Common stock                                     209          208
   Paid-in capital                               99,574       99,179
   Treasury stock                                  (148)      (1,523)
   Accumulated deficit                          (61,879)     (62,484)
  Cumulative currency translation
  adjustment                                     (3,856)      (4,631)

Total stockholders' equity                       33,900       30,749

Total liabilities and stockholders' equity      $92,009      $96,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the three months ended July 31,

                 (amounts in thousands)

                       (unaudited)
                                                  1997          1996
CASH INFLOWS (OUTFLOWS)

Operating activities:
  Net income                                      $605          $36
  Non-cash items:
    Depreciation and amortization                1,603        4,734
    Deferred income taxes                          267         (146)
  Change in working capital                    (12,459)      (4,654)

Net cash used by operating activities           (9,984)         (30)

Investing activities:
  Additions to software                           (105)      (4,158)
  Additions to property and equipment           (1,129)      (2,088)
  Changes in other assets                          171          (57)

Net cash used in investing activities           (1,063)      (6,303)

Financing activities:
  Proceeds (payments) from debt, net             3,743         (349)
  Proceeds from sale of common stock             1,771          782
  Purchase of common stock for treasury            ---       (2,805)

Net cash provided by (used in) financing
activities                                       5,514       (2,372)

Effect of exchange rate changes on cash            (91)         175

Net decrease in cash and cash equivalents       (5,624)      (8,530)

Cash and cash equivalents, beginning of period  20,180       28,215

Cash and cash equivalents, end of period       $14,556      $19,685

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

The accompanying unaudited financial statements reflect
all the adjustments that, in the opinion of management,
are  necessary for a fair presentation of  the  results
for the interim periods presented.  The results for the
three  month  period  ended  July  31,  1997  may   not
necessarily be indicative of the results for the entire
year.    The  April  30,  1997  condensed  consolidated
balance sheet data was derived from audited financial statements as of the same date.

These   financial   statements  should   be   read   in
conjunction with the Company's annual audited financial statements, as filed with the Securities and Exchange
Commission on Form 10-K, for the year ended April 30, 1997.

Operations

The  Company  is engaged in the development,  marketing
and  support of computer software products and services
in  three  major  solution areas:   automated  software
quality, data connectivity and Year 2000 renewal.

Net Income(Loss) Per Share

      During  1997, the Financial Accounting  Standards
Board   issued   Statement  of   Financial   Accounting
Standards No. 128 - "Earnings per Share"  ("FAS  128").
FAS  128 is effective for periods ending after December
15,  1997.   The Company will implement this in  fiscal
1998, starting with the quarter ended January 31, 1998.
The impact is not expected to be material.
Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results Overview

The   following  table  sets  forth,  for   the   periods
indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


                                         Percentage of Total Revenue
                                              Three Months Ended
                                                   July 31,

                                             1997           1996

Revenues:
   License fees                              44.2%          56.9%
   Service fees                              55.8%          43.1%
                                            100.0%         100.0%

Costs and expenses:
   Cost of products                           3.1%          13.0%
   Cost of services                          30.2%          21.8%
   Sales and marketing                       41.4%          47.6%
   Research and development                  16.0%           9.5%
   General and administrative                 6.8%           8.3%
      Total costs and expenses               97.5%         100.2%

Operating income (loss)                       2.5%          (0.2%)

Other income (expense), net                  (0.2%)          0.4%

Income before taxes                           2.3%           0.2%

Provision for income taxes                    0.8%           0.1%

Net income                                    1.5%           0.1%

Revenues from North America and International were  73%
and 27%, respectively, for the three months ended July
31, 1997 as compared to 67% and 33%, respectively for the same period last year.
                             Page 8


Revenues

The  Company's product and service offerings are  focused
in  three  primary  solution areas:   Automated  Software
Quality  (which includes the PVCS products  for  Software
Configuration Management and QualityWorks products for Automated Software Testing), Data Connectivity (which includes DataDirect products for data middleware) and Year 2000 renewal. Total revenues for the three months ended July 31, 1997 increased 26% to $41.3 million, compared to $32.7 million for the same period last year.
Revenues from the three core solution areas totaled $36.4 million, which is a 43% increase from the same period last year.

PVCS revenues grew 30%,while DataDirect revenues grew  5%
for the three months ended July 31, 1997. Revenue from Year 2000 renewal services, which was negligible for the first quarter last year, grew to $5.7 million. Revenues for the other non-strategic products, which accounted for 12% of total revenues for the quarter ended July 31, 1997, declined 35%. Growth in the PVCS and DataDirect product lines was due to increases in new license sales and increased demand for services. Growth in the Year
2000 renewal area was due to increased demand for such services in the most recent period.

On  a  geographical basis, the Company had revenue growth
in  both  North  America and Europe,  while  Asia/Pacific
experienced  a  decline.   Changes  in  foreign  currency
exchange rates between periods caused total international revenues to decrease approximately $0.7 million between periods, with a significant portion of this decrease attributable to Japan.

Cost of Products

Cost   of  products  includes  cost  of  software  media,
freight,   royalties  and  amortization  of   capitalized
software   development  costs  and  purchased  technology
costs,   with  amortization  expense  being  the  largest
component.   Cost of products for the three months  ended
July  31,  1997 decreased 69% from $4.3 million  for  the
same  period  last year to $1.3 million.  In  the  fourth
quarter   of   fiscal  1997,  the  Company   wrote   down
approximately $19.1 million of capitalized and  purchased
software.    As   a   result,  the  level   of   software
amortization dropped significantly in this quarter  ended
July 31, 1997, when compared to the same period last year.

Cost of Services

Cost  of services includes personnel and related indirect
costs   incurred  to  provide  consulting  and   training
services, as well as telephone support to customers under
maintenance  contracts.  Cost of services  increased  75%
from  $7.1  million for the three months ended  July  31,
1996 to $12.5 million for the three months ended July 31,
1997.   Costs  have increased to support the  demand  for
Year 2000 renewal services as well as consulting services
for  the  other  products.   The  cost  increases  relate
primarily to growth in personnel needed to perform the services.

Sales and Marketing

Sales  and marketing expenses for the three months  ended
July  31, 1997 increased 10% from $15.6 million  for  the
same  period  last  year to $17.1 million.   The  Company
increased its investments in field sales, telesales and third party selling channels, as well as expanding its marketing capabilities during the three months ended July
31, 1997.

Research and Development

Research  and  development ("R &  D")  expenses  includes
personnel and related overhead costs incurred to  develop
the  Company's  products,  less  amounts  capitalized  in
accordance  with  FASB 86.  Amortization  of  capitalized
software is included in cost of products.  R & D expenses
were  $6.6  million in the first quarter ended  July  31,
1997, which is more than double last year's level of $3.1
million.   The increase in R&D expenses is the result  of
lower capitalization of software costs, as fewer products met the Company's capitalization policy in the quarter ended July 31, 1997.
                          Page 9



General and Administrative

General and administrative expenses were $2.8 million in the first quarter of fiscal 1998, which is a 3% increase as compared to $2.7 million in the same period last year.

Operating Income

The Company reported operating income of $1 million for the three months ended July 31, 1997, as compared to an operating loss of $83 thousand for the three months ended
July 31, 1996.

Other Income, net

Other income, which is primarily net investment income, decreased when compared to the same period last year as cash available to invest decreased .

Income Taxes

The  Company's tax rate for the three months  ended  July
31, 1997 was 35%, based upon the Company's assessment of the realizability of existing deferred tax assets, which include tax credits and net operating loss carryforwards.

Financial Condition - Liquidity and Capital Resources

During  the  three months ended July 31, 1997, operations
used  $10  million of cash, primarily to paydown  various
current  liabilities, which normally increase at the  end
of  a  fiscal  year due to the Company's  commission  and
bonus  plans.  Financing activities provided a  net  $5.5
million, with $1.8 million derived from the sale of stock
through   stock  option  exercises  and  employee   stock
purchase programs and $3.7 million of net borrowings from
existing  credit  facilities.  Investing activities  used
$1.1  million as the Company invested a net $1.1  million
in  fixed assets.  Overall cash and cash equivalents were
$14.6  million  at  July 31, 1997,  which  is  down  $5.6
million from $20.2 million at the beginning of the fiscal year.

The Company has a bank line of credit arrangement which allows short-term borrowings of up to $15 million. As of July 31, 1997, $9.5 million was outstanding under this line of credit. Management believes that cash generated from operations, cash on hand and available borrowings are sufficient to meet the Company's capital requirements for the foreseeable future.

Forward Looking Information

This quarterly report on Form 10-Q may contain forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by those sections. The Company assumes no obligation to update the information contained in this Form 10-Q.
                          Page 10



PART II.     OTHER INFORMATION

Item 4.     Results of Votes of Shareholders

None.

Item 5.     Other

None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits

             Number      Exhibit Description

             11.1 Computation of Net Income Per Share for the three months ended July 31, 1997 and 1996.

             27 Financial Data Schedule (as part of electronic filing)

     (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended July 31, 1997.
                                        Page 11



                       SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERSOLV, Inc.


Date:  September 9, 1997      By:  /s/  Kenneth  A. Sexton
                              Kenneth A. Sexton
                              Senior Vice President,
                               Finance & Administration and
                              Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)

                      EXHIBIT INDEX


Exhibit
Number          Description

11.1 Computation of Net Income per share for the three months ended July 31, 1997 and 1996.

27              Financial Data Schedule (as part of electronic filing)

EXHIBIT 11.1

                     INTERSOLV, INC

           COMPUTATION OF NET INCOME PER SHARE

               Three months ended July 31,

       (in thousands, except net income per share)

                                                     1997             1996

PRIMARY
Weighted average number of shares outstanding       20,705           19,852

Additional shares under stock option plan assumed
outstanding less shares assumed repurchased under
the treasury stock method                              315              270

Primary Shares                                      21,020           20,122

Net Income                                          $  605         $     36

Net Income Per Share                                 $0.03         $   0.00


FULLY DILUTED
Weighted average number of shares outstanding       20,705           19,852

Additional shares under stock option plan assumed
outstanding less shares assumed repurchased under
the treasury stock method                              478              271

Additional shares under the subordinated
convertible notes assumed outstanding                   23              847

Fully Diluted Shares                                21,206           20,970


Net Income before adjustments                         $605              $36

Elimination of interest expense, net of related
tax effect, related to 8.4% subordinated
convertible notes                                        5               48

Net income used for fully diluted net income per
share                                                 $610             $ 84

Net Income per share                                 $0.03          $  0.00