Form 10-Q
period 1997-10-31
INTERSOLV INC
filed 1997-12-15
CIK 805330

4


_________________________________________________

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549



                        FORM 10-Q


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 1997
                           OR

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

                    Yes___X___          No_______

As of November 28, 1997, there were 21,215,933 shares
outstanding of the Registrant's Common Stock, par value
$.01 per share.
______________________________________________________


                     INTERSOLV, INC.

                          INDEX



                                                               Page

                                                              Number


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                   3

     Condensed Consolidated Statements of Operations for
     the three months ended October 31, 1997 and 1996            4

     Condensed Consolidated Statements of Operations for
     the six months ended October 31, 1997 and 1996              5

     Condensed Consolidated Balance Sheets as of
     October 31, 1997 and April 30, 1997                         6

     Condensed Consolidated Statements of Cash Flows for
     the six months ended October 31, 1997 and 1996              7

     Notes to Condensed Consolidated Financial Statements        8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        9


PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders                 13

Item 5.  Other                                                  13

Item 6.  Exhibits and Reports on Form 8-K                       13

Signatures                                                      15





PART I.      FINANCIAL INFORMATION


Item 1. Financial Statements.

The  financial statements set forth below for the three
and  six month periods ended October 31, 1997 and  1996
are  unaudited, and have been prepared pursuant to  the
rules  and  regulations of the Securities and  Exchange
Commission.   Certain information and note  disclosures
normally   included  in  annual  financial   statements
prepared   in   accordance  with   generally   accepted
accounting  principles have been condensed  or  omitted
pursuant  to  those  rules and regulations.  INTERSOLV,
Inc. believes that the disclosures made are adequate to
make  the  information presented not  misleading.   The
results  for  the  three and six  month  periods  ended
October 31, 1997 are not necessarily indicative of the results for the fiscal year.

In   the   opinion  of  management,  the   accompanying
condensed consolidated financial statements reflect all
necessary  adjustments that are necessary  for  a  fair
presentation of results for the periods presented.   It
is suggested that these financial statements be read in
conjunction   with  the  latest  audited   consolidated
financial statements and the notes thereto (included in the Annual Report on Form 10-K for the fiscal year ended April 30, 1997).


                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         For the three months ended October 31,

      (amounts in thousands, except per share data)

                       (unaudited)
                                                   1997            1996

Revenues:
   License fees                                  $22,999          $21,371
   Service fees                                   24,768           16,294

Total revenues                                    47,767           37,665

Costs and expenses:
  Cost of products                                 1,352            3,652
  Cost of services                                14,254            7,713
  Sales and marketing                             17,764           17,686
  Research and development                         5,703            3,593
  General and administrative                       3,217            2,971
  Non-recurring expense                              176              ---

Total costs and expenses                          42,466           35,615

Operating income                                   5,301            2,050

Other income (expense), net                         (166)               3

Income before income taxes                         5,135            2,053

Provision for income taxes                         1,797              657

Net income                                       $ 3,338          $ 1,396

  Shares used in computing primary net
  income per share                                22,352           20,016

Primary net income per share                     $  0.15          $  0.07

  Shares used in computing fully diluted net
  income per share                                22,376           20,724

Fully diluted net income per share               $  0.15           $ 0.07

  The accompanying notes are an integral
  part of these condensed consolidated
  financial statements.

                        INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          For the six months ended October 31,

      (amounts in thousands, except per share data)

                       (unaudited)
                                                   1997            1996

Revenues:
   License fees                                  $41,272         $40,011
   Service fees                                   47,825          30,401

Total revenues                                    89,097          70,412

Costs and expenses:
  Cost of products                                 2,649           7,908
  Cost of services                                26,715          14,844
  Sales and marketing                             34,876          33,289
  Research and development                        12,334           6,717
  General and administrative                       6,011           5,687
  Non-recurring expense                              176             ---

Total costs and expenses                          82,761          68,445

Operating income                                   6,336           1,967

Other income (expense), net                         (271)            139

Income before income taxes                         6,065           2,106

Provision for income taxes                         2,122             674

Net income                                        $3,943         $ 1,432

  Shares used in computing primary net
  income per share                                21,383          20,078

Primary net income per share                    $   0.18         $  0.07

  Shares used in computing fully diluted net
  income per share                                21,470          20,855

Fully diluted net income per share               $  0.18          $ 0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.


                     INTERSOLV, INC.

          CONDENSED CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands)

                                          (unaudited)
                                             As of            As of
                                        October 31,1997   April 30, 1997
ASSETS

Current assets:
   Cash and cash equivalents               $19,650           $20,180
   Accounts receivable, net                 50,319            50,338
   Prepaid expenses and other current
   assets                                    6,709             6,156

Total current assets                        76,678            76,674

Software, net                                3,484             4,278
Property and equipment, net                 12,315            11,566
Notes receivable and other assets            9,965             3,499

Total assets                              $102,442           $96,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued
   expenses                                $36,121           $38,156
   Deferred revenue                         18,479            20,471

Total current liabilities                   54,600            58,627

Long-term liabilities                        8,436             6,554

Total liabilities                           63,036            65,181

Subordinated convertible notes                  87                87

Stockholders' equity
   Common stock                                212               208
   Paid-in capital                         102,773            99,179
   Treasury stock                             (148)           (1,523)
   Accumulated deficit                     (58,541)          (62,484)
  Cumulative currency translation
  adjustment                                (4,977)           (4,631)

Total stockholders' equity                  39,319            30,749

Total liabilities and stockholders'
equity                                    $102,442           $96,017

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTERSOLV, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the six months ended October 31,

                 (amounts in thousands)

                       (unaudited)
                                                1997             1996
CASH INFLOWS (OUTFLOWS)

Operating activities:
  Net income                                   $3,943           $1,432
  Non-cash items:
    Depreciation and amortization               3,330            8,449
    Deferred income taxes                       1,985              452
    Installment sale of assets                 (1,532)             ---
  Change in working capital                   (16,267)         (10,847)

Net cash used by operating activities          (8,541)            (514)

Investing activities:
  Additions to software                          (262)          (7,733)
  Additions to property and equipment          (2,955)          (3,651)

Net cash used in investing activities          (3,217)         (11,384)

Financing activities:
  Proceeds (payments) from debt, net            6,129              (51)
  Proceeds from sale of common stock            4,973              796
  Purchase of common stock for treasury           ---           (3,446)

Net cash provided by (used by) financing
activities                                     11,102           (2,701)

Effect of exchange rate changes on cash           126              148

Net decrease in cash and cash equivalents        (530)         (14,451)

Cash and cash equivalents, beginning of
period                                         20,180           28,215

Cash and cash equivalents, end of period      $19,650          $13,764


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

The accompanying unaudited financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three and six month periods ended October 31, 1997 are not necessarily indicative of the results for the entire year. The April 30, 1997 condensed consolidated balance sheet data was derived from audited financial statements as of the same date.

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

Recent Accounting Pronouncements

The  Financial  Accounting Standards Board  (FASB)  has
issued  Statement  of  Financial  Accounting  Standards
(SFAS) No. 128, "Earnings per Share", which is required
to  be  adopted for financial statements  issued  after
December 15, 1997.  In June 1997, the FASB issued  SFAS
No.  130, "Reporting Comprehensive Income" and SFAS No.
131,  "Disclosures About Segments of an Enterprise  and
Related  Information", Both SFAS No. 130 and  SFAS  No.
131  are  required  to  be  adopted  for  fiscal  years
beginning  after December 15, 1997.  Upon the effective
date  of  each of the new statements, the Company  will
make   the   necessary  changes  to  comply  with   the
provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.

The  American Institute of Certified Public Accountants
has   issued  Statement  of  Position  97-2,  "Software
Revenue  Recognition".   SOP  97-2  is  effective   for
transactions  entered  into in fiscal  years  beginning
after  December  15,  1997  and  provides  guidance  on
applying  generally accepted accounting  principles  in
recognizing  revenue  on  software  transactions.   The
Company does not expect the application of the SOP to have a material impact on the Company's financial condition or results of operations.
Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Results Overview

The   following  table  sets  forth,  for   the   periods
indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


                                 Percentage of Total Revenue
                             Three Months Ended     Six Months Ended
                                 October 31,          October 31,

                                1997     1996         1997     1996

Revenues:
   License fees                48.1%     56.7%       46.3%     56.9%
   Service fees                51.9%     43.3%       53.7%     43.1%
                              100.0%    100.0%      100.0%    100.0%

Costs and expenses:
   Cost of products             2.8%     9.7%         3.0%     11.2%
   Cost of services            29.9%    20.5%        30.0%     21.1%
   Sales and marketing         37.2%    47.0%        39.2%     47.3%
   Research and development    11.9%     9.5%        13.8%      9.5%
   General and administrative   6.7%     7.9%         6.7%      8.1%
   Non-recurring expense        0.4%     ---          0.2%      ---
      Total costs and expenses 88.9%    94.6%        92.9%     97.2%

Operating income               11.1%     5.4%         7.1%      2.8%

Other income, net              -0.3%     ---         -0.3%      0.2%

Income before taxes            10.8%     5.4%         6.8%      3.0%

Provision for income taxes      3.8%     1.7%         2.4%      1.0%

Net income                      7.0%     3.7%         4.4%      2.0%

Revenues from North America and International were  72%
and 28%, respectively, for the three months ended October
31, 1997 as compared to 67% and 33%, respectively for the same period last year. For the six months ended October
31, 1997, revenues from North America and International were 73% and 27% compared to 67% and 33% for the same period last year.
Revenues

The  Company's product and service offerings are  focused
in  three key solution areas:  Automated Software Quality
(or "ASQ", which   includes   the   PVCS  products   for
Software Configuration Management and QualityWorks products for Automated Software Testing), Data
Connectivity (which includes DataDirect products for data middleware) and Year 2000 Renewal. Total revenues for the three months ended October 31, 1997 increased
27% to $47.8 million, compared to $37.7 million for the same period last year. Revenues from the three key solution areas totaled $43.5 million, which is a 43% increase from the same period last year. On a year to date basis, total revenues grew 27% to $89.1 million while key area revenues grew 43% to $88.3 million.

ASQ revenues grew 39% and 35% in the respective three and
six  month periods due to the continued growth of the
PVCS  line  and  to  the introduction  of  the new
QualityWorks line.  DataDirect revenues grew 2% and  3%,
in  the  second  quarter  and first  half,  respectively,
primarily  due to increases in North America  which  were
partially offset by declines of sales in Japan.   Revenue
from Year 2000 Renewal services, which was negligible  in
the  prior  year, grew to $5.9 million and $11.7 million
for the three and six months ended October 31, 1997,
respectively.  Other  revenues, which   consist   of
non-strategic   and   discontinued businesses,  comprised
9% of total revenue  but  declined 38% from the prior
year's quarter.  Growth in the ASQ and DataDirect  product
lines was due to  increases  in  new license sales and
increased demand for services.   Growth in the Year 2000
Renewal area was due to increased demand for such services.

On  a  geographical basis, the Company had revenue growth
in  both  North  America and Europe,  while  Asia/Pacific
experienced  a  decline.   Changes  in  foreign  currency
exchange rates between periods resulted in a net decrease in revenue of $0.8 million and $1.2 million in the three and six month periods respectively.

Cost of Products

Cost   of  products  includes  cost  of  software  media,
freight,   royalties  and  amortization  of   capitalized
software   development  costs  and  purchased  technology
costs,   with  amortization  expense  being  the  largest
component.  Cost of products for the three and six months
ended  October  31, 1997 decreased 63% and  67%  to  $1.4
million  and $2.6 million, respectively.  In  the  fourth
quarter   of   fiscal  1997,  the  Company   wrote   down
approximately $19.1 million of capitalized and  purchased
software.    As   a   result,  the  level   of   software
amortization dropped significantly in the three and six month periods ended October 31, 1997, when compared to the prior year.

Cost of Services

Cost  of services includes personnel and related indirect
costs   incurred  to  provide  consulting  and   training
services, as well as telephone support to customers under
maintenance contracts.  Cost of services increased to 85%
and  80%  for the three and six months ended October  31,
1997  to  $14.3  million and $26.7 million, respectively.
Costs have increased to support the demand for Year  2000
renewal services as well as consulting services for the other products. The cost increases relate primarily to personnel growth needed to perform the services.

Sales and Marketing

Sales  and marketing expenses for the three months  ended
October  31,  1997  were unchanged at a  level  of  $17.8
million. These expenses grew 5% to $26.7 million for the year to date period. The Company was able to increase its investments in field sales, telesales and third party selling channels, as well as expanding its marketing capabilities during the six months ended October 31, 1997.
Much of this increase was offset by reductions of sales and marketing expenses formerly expended on discontinued products.

Research and Development

Research   and   development  ("R&D")  expenses   include
personnel and related overhead costs incurred to  develop
the  Company's  products,  less  amounts  capitalized  in
accordance  with  FAS  86.  Amortization  of  capitalized
software  is included in cost of products.  R&D  expenses
were $5.7 million in the second quarter ended October 31,
1997,  which is 59% more than last year's level  of  $3.6
million. R&D expenses grew 84% to $12.3 million for the six month period. The increase in R&D expenses is the result of lower capitalization of software costs, as fewer products met the Company's capitalization policy.

General and Administrative

General and administrative expenses were $3.2 million and
$6.0  million  in the second quarter and  first  half  of
fiscal  1998, respectively.  G&A expenses grew 8% and  6%
in the three and six month periods, respectively, when compared to the prior year period.

Non-recurring Charges

During  the  quarter ended October 31, 1997, the  company
incurred   a  $176,000  charge  related  to  discontinued
products.   This  non-recurring  item  included  a   $1.5
million charge to close the Allegris component-based product development area. This loss was offset somewhat by the gain realized on the sale of other discontinued products.

Operating Income

The Company reported operating income of $5.3 million and
$6.3  million for the three and six months ended  October
31,  1997,  as  compared to an operating profit  of  $2.1
million and $2.0 million for the respective prior year periods.

Other Income (Expense), net

Other income (expense), which is primarily investment income net of interest expense, decreased when compared to the same period last year as the Company utilized its working capital facility.

Income Taxes

The Company's tax rate for the three and six months ended
October 31, 1997 was 35%, based upon the Company's assessment of the realizability of existing deferred tax assets, which include tax credits and net operating loss carryforwards.

Financial Condition - Liquidity and Capital Resources

During  the six months ended October 31, 1997, operations
used  $6.6 million of cash, due primarily to an  increase
in accounts receivable.  Financing activities provided  a
net  $11.1  million, with $5.0 million derived  from  the
sale of stock through stock option exercises and employee
stock   purchase  programs  and  $6.1  million   of   net
borrowings  from  existing credit facilities.   Investing
activities  used $5.2 million as the Company  invested  a
net  $3.2  million  in  fixed assets;  the  Company  also
accepted  a long term receivable in connection  with  the
sale  of  a non-strategic business in the amount of  $2.0
million.   Overall cash and cash equivalents  were  $19.7
million at October 31, 1997, which is down $0.5 million from $20.2 million at the beginning of the fiscal year.

The Company has a bank line of credit arrangement which allows short-term borrowings of up to $15 million. As of October 31, 1997, $12.0 million was outstanding under this line of credit. Management believes that cash generated from operations, cash on hand and available borrowings are sufficient to meet the Company's capital requirements for the foreseeable future.

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

PART II.     OTHER INFORMATION

Item 4.     Results of Votes of Shareholders

The Annual Meeting of Stockholders was held at the Company's offices at 9420 Key West Avenue, Rockville, MD
20850 on September 24, 1997.

The stockholders voted to approve the following matters as set forth in the proxy statement.

                                               Number of Votes Cast
Description of Matter                        For     Against    Abstain

1. The following Class B Directors
   were elected:
       Michel Berty                       17,986,228   388,199     ---
       Russell  E.  Planitzer             17,854,170   520,257     ---
       R. Craig Roos                      17,981,228   393,199     ---

2. The following Class C Director
   was elected:
       C. Thomas Faulders, III            17,933,402   441,025     ---

3.     The addition of 1,000,000 shares
       of common stock subject to the
       Company's 1992 Stock Option Plan
       was approved                       15,695,120 2,641,203   38,104

4.     The adoption of amendments to the
       Company's 1992 Stock Option Plan
       regarding the  granting of options
       to non-employee directors was
       approved                           17,809,199   525,995   39,233

5.     An increase in the common stock
       subject to the Company's 1992
       Employee Stock Purchase Plan from
       640,000 to 1,200,000 shares was
       approved                           16,786,435 1,554,182   33,810

6.     The selection of Coopers & Lybrand
       L.L.P. as the Company's independent
       auditors for fiscal 1998 was
       ratified                           18,312,341    41,480   20,606

Item 5.     Other

None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits

           Number             Exhibit Description

          11.1 Computation of Net Income Per Share for the three months ended October 31, 1997 and 1996.

          11.2 Computation of Net Income Per Share for the six months ended October 31, 1997 and 1996

          27                 Financial Data Schedule (as part of
                             electronic filing)

     (b)     Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended October 31, 1997.






                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERSOLV, Inc.


Date:  December 15, 1997          By: /s/  Kenneth A. Sexton
                                      Kenneth A. Sexton
                                      Senior Vice President,
                                      Finance & Administration
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)




                      EXHIBIT INDEX




Exhibit
Number          Description

11.1 Computation of Net Income Per Share for the three months ended October 31, 1997 and 1996.

11.2 Computation of Net Income Per Share for the six months ended October 31, 1997 and 1996

27              Financial Data Schedule (as part of electronic filing)

EXHIBIT 11.1

                     INTERSOLV, INC

           COMPUTATION OF NET INCOME PER SHARE

             Three months ended October 31,

       (in thousands, except net income per share)

                                                     1997            1996

PRIMARY
Weighted average number of shares outstanding       21,067          19,804

Additional shares under stock option plan assumed
outstanding less shares assumed repurchased under
the treasury stock method                            1,285             212

Primary Shares                                      22,352          20,016

Net Income                                          $3,338          $1,396

Net Income Per Share

                                                   $  0.15           $0.07

FULLY DILUTED
Weighted average number of shares outstanding       21,067          19,804

Additional shares under stock option plan assumed
outstanding less shares assumed repurchased under
the treasury stock method                            1,286             212

Additional shares under the subordinated
convertible notes assumed outstanding                   23             708

Fully Diluted Shares                                22,376          20,724

Net Income before adjustments                       $3,338          $1,396

Elimination of interest expense, net of
related tax effect, related to 8.4%
subordinated convertible notes                           1              35

Net income used for fully diluted net income
per share                                           $3,339          $1,431

Net Income per share                               $  0.15          $ 0.07

EXHIBIT 11.2

                     INTERSOLV, INC

           COMPUTATION OF NET INCOME PER SHARE

              Six months ended October  31,

       (in thousands, except net income per share)

                                                    1997           1996

PRIMARY
Weighted average number of shares outstanding      20,886         19,829

Additional shares under stock option plan
assumed outstanding less shares assumed
repurchased under the treasury stock method           497            249

Primary Shares                                     21,383         20,078

Net Income                                         $3,943         $1,432

Net Income Per Share                              $  0.18        $  0.07


FULLY DILUTED
Weighted average number of shares outstanding      20,886         19,829

Additional shares under stock option plan
assumed outstanding less shares assumed
repurchased under the treasury stock method           561            249

Additional shares under the subordinated
convertible notes assumed outstanding                  23            777


Fully Diluted Shares                               21,470         20,855

Net Income before adjustments                      $3,943         $1,432

Elimination of interest expense, net of related
tax effect, related to 8.4% subordinated convertible
notes                                                   2             83

Net Income used for fully diluted net income
per share                                          $3,945         $1,515

Net Income Per Share                              $  0.18        $  0.07