Form 10-Q
period 1998-01-31
INTERSOLV INC
filed 1998-03-17
CIK 805330

23


_________________________________________________________

                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, DC 20549



                        FORM 10-Q


(Mark One)
_X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 1998
                           OR

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

                    Yes___X___          No_______

As of March 13, 1998, there were 22,590,454  shares
outstanding of the Registrant's Common Stock, par value
$.01 per share.
_________________________________________________________


                     INTERSOLV, INC.

                          INDEX



                                                             Page
                                                             Number


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                 3

          Condensed Consolidated Statements of Operations
          for the three months ended January 31, 1998
          and 1997                                             4

          Condensed Consolidated Statements of Operations
          for the nine months ended January 31, 1998
          and 1997                                             5

          Condensed Consolidated Balance Sheets as of
          January 31, 1998 and April 30, 1997                  6

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended January 31, 1998
          and 1997                                             7

          Notes to Condensed Consolidated Financial
          Statements                                           8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     10


PART II.  OTHER INFORMATION

Item 5.  Other                                                14

Item 6.  Exhibits and Reports on Form 8-K                     14

Signatures                                                    15


PART I.      FINANCIAL INFORMATION


Item 1. Financial Statements.

The  financial statements set forth below for the three
and  nine month periods ended January 31, 1998 and 1997
are  unaudited, and have been prepared pursuant to  the
rules  and  regulations of the Securities and  Exchange
Commission.   Certain information and note  disclosures
normally   included  in  annual  financial   statements
prepared   in   accordance  with   generally   accepted
accounting  principles have been condensed  or  omitted
pursuant  to  those  rules and regulations.  INTERSOLV,
Inc. believes that the disclosures made are adequate to
make  the  information presented not  misleading.   The
results  for  the  three and nine month  periods  ended
January 31, 1998 are not necessarily indicative of the results for the fiscal year.

In   the   opinion  of  management,  the   accompanying
condensed consolidated financial statements reflect all
necessary   adjustments  (consisting  only  of   normal
recurring  adjustments) that are necessary for  a  fair
presentation of results for the periods presented.   It
is recommended that these financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended April 30, 1997.


                     INTERSOLV, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended January 31,
      (amounts in thousands, except per share data)

                       (unaudited)

                                               1998             1997

Revenues:
   License fees                              $21,764          $24,998
   Service fees                               27,250           17,085

Total revenues                                49,014           42,083

Costs and expenses:
  Cost of products                             1,242            3,411
  Cost of services                            14,361            8,795
  Sales and marketing                         16,661           17,556
  Research and development                     5,724            3,828
  General and administrative                   3,020            3,472

Total costs and expenses                      41,008           37,062

Operating income                               8,006            5,021

Other income (expense), net                      (96)             (67)

Income before income taxes                     7,910            4,954

Provision for income taxes                     2,490            1,585

Net income                                  $  5,420         $  3,369

  Shares used in computing basic net
  income per share                            21,271           20,272

Basic net income per share                 $    0.25          $  0.17

  Shares used in computing diluted net
  income per share                            22,642           20,860

Diluted net income per share               $    0.24          $  0.16













  The accompanying notes are an integral part of these
      condensed consolidated financial statements.
                     INTERSOLV, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the nine months ended January 31,
      (amounts in thousands, except per share data)

                       (unaudited)

                                               1998               1997

Revenues:
   License fees                            $  63,036          $  65,009
   Service fees                               75,075             47,486

Total revenues                               138,111            112,495

Costs and expenses:
  Cost of products                             3,891             11,319
  Cost of services                            41,076             23,639
  Sales and marketing                         51,537             50,845
  Research and development                    18,058             10,545
  General and administrative                   9,031              9,159
  Non-recurring expense                          176                ---

Total costs and expenses                     123,769            105,507

Operating income                              14,342              6,988

Other income (expense), net                     (367)                72

Income before income taxes                    13,975              7,060

Provision for income taxes                     4,612              2,259

Net income                                $    9,363          $   4,801

  Shares used in computing basic net
  income per share                            21,014             19,977

Basic net income per share                   $  0.45          $    0.24

  Shares used in computing diluted net
  income per share                            22,040             20,855

Diluted net income per share                 $  0.42            $  0.23












  The accompanying notes are an integral part of these
      condensed consolidated financial statements.
                     INTERSOLV, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS
                 (amounts in thousands)
                       (unaudited)


                                            As of            As of
                                          January 31,       April 30,
                                             1998             1997
ASSETS

Current assets:
   Cash and cash equivalents              $  20,662          $20,180
   Accounts receivable, net                  54,743           50,338
   Prepaid expenses and other current
   assets                                     8,611            6,156

Total current assets                         84,016           76,674

Software, net                                 3,164            4,278
Property and equipment, net                  12,072           11,566
Notes receivable and other assets            10,950            3,499

Total assets                               $110,202          $96,017

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses  $  33,618          $38,156
   Deferred revenue                          20,562           20,471

Total current liabilities                    54,180           58,627

Long-term liabilities                        10,563            6,554

Total liabilities                            64,743           65,181

Subordinated convertible notes                   72               87

Stockholders' equity
   Common stock                                 213              208
   Paid-in capital                          103,886           99,179
   Treasury stock                               ---           (1,523)
   Accumulated deficit                      (53,121)         (62,484)
   Cumulative currency translation
   adjustment                                (5,591)          (4,631)

Total stockholders' equity                   45,387           30,749

Total liabilities and stockholders'
equity                                     $110,202          $96,017





  The accompanying notes are an integral part of these
      condensed consolidated financial statements.
                     INTERSOLV, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended January 31,
                 (amounts in thousands)

                       (unaudited)

                                                 1998              1997
CASH INFLOWS (OUTFLOWS)

Operating activities:
  Net income                                 $   9,363          $  4,801
  Non-cash items:
    Depreciation and amortization                4,950            12,244
    Deferred income taxes                        4,426             1,959
    Installment sale of assets                  (1,784)              ---
  Payment of restructuring/acquisition charges     ---            (2,782)
  Change in working capital                    (22,298)          (19,212)

Net cash used by operating activities           (5,343)           (2,990)

Investing activities:
  Additions to software                           (483)          (10,754)
  Additions to property and equipment           (3,757)           (6,039)

Net cash used in investing activities           (4,240)          (16,793)

Financing activities:
  Proceeds from debt, net                        4,027             6,325
  Proceeds from sale of common stock             6,235             1,676
  Purchase of common stock for treasury           ---             (3,445)

Net cash provided by financing activities       10,262             4,556

Effect of exchange rate changes on cash           (197)             (162)

Net increase (decrease) in cash and cash
equivalents                                        482           (15,389)

Cash and cash equivalents, beginning of period  20,180            28,215

Cash and cash equivalents, end of period      $ 20,662          $ 12,826












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

The accompanying unaudited financial statements reflect
all the adjustments that, in the opinion of management,
are  necessary for a fair presentation of  the  results
for the interim periods presented.  The results for the
three and nine month periods ended January 31, 1998 may
not  necessarily be indicative of the results  for  the
entire year.  The April 30, 1997 condensed consolidated
balance  sheet data was derived from audited  financial
statements  as of the same date, but does  not  include
all   disclosures   required  by   generally   accepted
accounting principles.

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

Earnings per Share

The   Company   has  adopted  Statement  of   Financial
Accounting  Standards  (SFAS) No.  128,  "Earnings  per
Share".   Basic  earnings per common  share  have  been
computed by dividing net income by the weighted-average number of common shares outstanding during the period.
Diluted earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities.
Earnings per share for all other periods presented herein have been have been restated to conform to SFAS
No. 128.

The following table reconciles the weighted average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.

                                   Quarter Ended      Nine Months Ended
                                    January 31           January 31
(amounts  in  thousands)          1998       1997    1998        1997
Weighted average shares
  outstanding-basic              21,271     20,272  21,014      19,977
Stock Option equivalent shares    1,350        344   1,004         279
Subordinated Convertible Note
  equivalent shares                  21        244      22         599
Weighted average shares
  outstanding-diluted            22,642     20,860   22,040     20,855

Recent Accounting Pronouncements

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

Subsequent Event

On March 2, 1998, the Company acquired SQL Software, Ltd., a U.K. company engaged in the software life cycle
management  business,  for  1,251,450  shares  of   the
Company's common stock. The transaction, valued at approximately $19 million, was accounted for using the purchase method. A substantial portion of the acquisition cost will be allocated to purchased research and development and expensed in the quarter ending April 30, 1998. In the April quarter, the Company expects to incur one-time charges of $18 million to $22 million related to the acquisition, including the non-cash provision for purchased research and development.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Results Overview

The   following  table  sets  forth,  for   the   periods
indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:


                                 Percentage of Total Revenue
                          Three Months Ended       Nine Months Ended
                               January 31,             January 31,

                              1998     1997           1998     1997

Revenues:
   License fees               44.4%    59.4%          45.6%    57.8%
   Service fees               55.6%    40.6%          54.4%    42.2%
                             100.0%   100.0%         100.0%   100.0%

Costs and expenses:
   Cost of products            2.5%     8.1%           2.8%    10.1%
   Cost of services           29.3%    20.9%          29.8%    21.0%
   Sales and marketing        34.0%    41.7%          37.3%    45.2%
   Research and development   11.7%     9.1%          13.1%     9.4%
   General and administrative  6.2%     8.3%           6.5%     8.1%
   Non-recurring expense       ---%     ---%           0.1%     ---%
    Total costs and expenses  83.7%    88.1%          89.6%    93.8%

Operating income              16.3%    11.9%          10.4%     6.2%

Other income (expense), net   (0.2)%   (0.1)%         (0.3)%    0.1%

Income before taxes           16.1%    11.8%          10.1%     6.3%

Provision for income taxes     5.1%     3.8%           3.3%     2.0%

Net income                    11.0%     8.0%           6.8%     4.3%

Revenues from North America and International were 77% and 23%, respectively, for the three months ended January
31, 1998 as compared to 69% and 31%, respectively, for the same period last year. For the nine months ended
January 31, 1998, revenues from North America and
International were 74% and 26%, respectively, compared to 68% and 32%, respectively, for the same period last year.
Revenues

The  Company's product and service offerings are  focused
in  three  key  information  technology  solution  areas:
Automated  Software  Quality  (which  includes  the  PVCS
products   for  Software  Configuration  Management   and
products   for   Automated   Software   Testing),    Data
Connectivity (which includes DataDirect products for data
middleware)  and Year 2000 renewal.  Total  revenues  for
the three months ended January 31, 1998 increased 16%  to
$49.0  million, compared to $42.1 million  for  the  same
period  last year.  Revenues from the three key  solution
areas totaled $44.8 million, which is a 27% increase from
the   same  period  last  year.   Revenues  for   non-key
businesses  declined 38% to $4.2 million  for  the  three
month  period; the decline was primarily attributable  to
the  disposal  of  certain  product lines.   On  a
nine month year to date basis, total revenues grew 23% to $138.1 million while key area revenues grew 37% to $124.7 million. Non-key revenues declined 38% to $13.3 million on a year to date basis for the reasons cited above.

ASQ revenues grew 25% and 33% in the respective three and
nine  month periods due primarily to the continued growth
of   the  PVCS  line  and  secondarily  because  of   the
introduction  of  testing products.  DataDirect  revenues
fell  18%  and 5%, in the third quarter and nine  months,
respectively,  primarily  due to  declines  of  sales  in
Japan.   Revenue  from Year 2000 renewal services,  which
was  negligible in the prior year, grew to $7.1  million.
Other  revenues,  which  consist  of  non-strategic   and
discontinued product lines, comprised 9% of total revenue
but  declined 38% from the prior year's quarter.   Growth
in  the  ASQ  product line was due to  increases  in  new
license sales and increased demand for services.   Growth
in the Year 2000 renewal area was due to increased demand for such services.

During  the quarter, on a geographical basis, the Company
had  revenue  growth of 30% and 19% in North America  and
Europe,  respectively, while Asia/Pacific  experienced  a
decline  of  $1.1  million or 65% from  the  prior  year.
Changes   in  foreign  currency  exchange  rates  between
periods  resulted in a net decrease in  revenue  of  $0.9
million and $2.1 million in the three and nine month periods respectively.

Cost of Products

Cost   of  products  includes  cost  of  software  media,
freight,   royalties  and  amortization  of   capitalized
software   development  costs  and  purchased  technology
costs,   with   amortization  expense  as   the   largest
component.   Cost  of  products for the  three  and  nine
months  ended January 31, 1998 decreased 64% and  66%  to
$1.2  million  and  $3.9 million, respectively.   In  the
fourth  quarter  of  fiscal 1997,  the  Company  expensed
approximately $19.1 million of capitalized and  purchased
software.    As   a   result,  the  level   of   software
amortization dropped significantly in the three and nine month periods ended January 31, 1998, when compared to the prior year.

Cost of Services

Cost  of services includes personnel and related indirect
costs   incurred  to  provide  consulting  and   training
services, as well as telephone support to customers under
maintenance contracts.  Cost of services increased by 63%
and  74% for the three and nine months ended January  31,
1998  to  $14.4  million and $41.1 million, respectively.
Costs have increased to support the demand for Year  2000
renewal services as well as consulting services for the other products. The cost increases relate primarily to personnel growth needed to perform the services.

Sales and Marketing

Sales  and marketing expenses for the three months  ended
January  31,  1998 decreased by 5% to $16.7 million.  The
Company was able to reallocate sales and marketing expenses formerly expended on discontinued product lines and thereby increase its investments in field sales, telesales and third party selling channels in continuing product lines. These expenses grew 1% to $51.5 million for the year to date period.

Research and Development

Research   and   development  ("R&D")  expenses   include
personnel and related overhead costs incurred to  develop
the  Company's  products,  less  amounts  capitalized  in
accordance  with  FAS  86.  Amortization  of  capitalized
software  is included in cost of products.  R&D  expenses
were $5.7 million in the third quarter ended January  31,
1998,  which is 50% more than last year's level  of  $3.8
million. R&D expenses grew 71% to $18.0 million for the nine month period. The increase in R&D expenses is the result of lower capitalization of software costs, as fewer products met the Company's capitalization policy.

General and Administrative

General and administrative expenses were $3.0 million and $9.0 million in the third quarter and first nine months of fiscal 1998, respectively. G&A expenses decreased 13% and 1% in the three and nine month periods, respectively, when compared to the prior year period.

Non-recurring Charges

In  the  quarter  ended  October 31,  1997,  the  company
incurred   a  $176,000  charge  related  to  discontinued
products.   This  non-recurring  item  included  a   $1.5
million charge to close the Allegris component-based product development area. This loss was offset somewhat by gains realized on the sale of other discontinued products.

Operating Income

The Company reported operating income of $8.0 million and
$14.3 million for the three and nine months ended January
31,  1998,  as  compared to an operating income  of  $5.0
million and $7.0 million for the respective prior year periods.

Other Income (Expense), net

Other income (expense), which is primarily investment income net of interest expense, decreased when compared to the same period last year as the Company utilized its working capital facility.

Income Taxes

The Company's tax rate for the three and nine months ended January 31, 1998 was 31.5% and 33%, respectively, based upon the Company's assessment of the realizability of existing deferred tax assets, which include tax credits and net operating loss carryforwards.

Financial Condition - Liquidity and Capital Resources

During the nine months ended January 31, 1998, operations
used  $4.0 million of cash, due primarily to an  increase
in  accounts receivable and decrease in accounts payable.
Financing  activities provided a net $10.3 million,  with
$6.2 million derived from the sale of stock through stock
option exercises and employee stock purchase programs and
$4.0  million  of  net  borrowings from  existing  credit
facilities.   Investing activities used $5.6  million  as
the  Company invested a net $3.7 million in fixed assets;
the Company also accepted a long term receivable in connection with the sale of a non-strategic product line in the amount of $1.5 million. Overall cash and cash equivalents were $20.7 million at January 31, 1998, which is up $0.5 million from $20.2 million at the beginning of the fiscal year.

The Company has a bank line of credit arrangement which allows short-term borrowings of up to $15 million. As of January 31, 1998, $10.5 million was outstanding under this line of credit. Management believes that cash generated from operations, cash on hand and available borrowings are sufficient to meet the Company's capital requirements for the foreseeable future.

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

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits

             Number            Exhibit Description

              27               Financial Data Schedule
                              (as part of electronic filing)

     (b)     Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended January 31, 1998.






                       SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERSOLV, Inc.


Date:  March 17, 1998              By: /s/ Kenneth  A. Sexton
                                       Kenneth A. Sexton
                                       Senior Vice President,
                                       Finance & Administration and
                                       Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)


                      EXHIBIT INDEX

Exhibit
Number          Description

27               Financial Data Schedule (as part of
                 electronic filing)