Form 10-K405
period 1998-04-30
INTERSOLV INC
filed 1998-07-09
CIK 805330

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

 X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---             OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED APRIL 30, 1998
                                  OR
---       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        COMMISSION FILE NUMBER: 0-15188
                            ------------------------

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

                                 (301) 838-5000
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes _X_                No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the high and low price of the Common Stock on June 15, 1998 as quoted by NASDAQ was $306,000,000.

     The number of shares outstanding of the registrant's Common Stock $0.01 par value on June 15, 1998 was 22,666,732 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange within 120 days after April 30, 1998 (items 10 through 13, Part III).

================================================================================

ITEM 1.  BUSINESS

GENERAL

     INTERSOLV, Inc. (the "Company" or "INTERSOLV") was incorporated under the laws of the State of Delaware in 1985, successor to the business begun in 1982. INTERSOLV develops, markets and supports a broad line of software solutions that facilitate the development, delivery and deployment of business information systems. The Company strategy is to offer customers a broad family of software development tools and services that are independent of rapidly changing hardware, operating systems and database management technology.

     The Company's principal executive offices are located at 9420 Key West Avenue, Rockville, MD 20850, and its telephone number at that address is (301) 838-5000. The Company's common stock is traded over the counter on the National Market under the NASDAQ symbol "ISLI".

COMPANY OVERVIEW

     INTERSOLV's mission is to accelerate the delivery of information systems. The Company accomplishes this by providing best-in-class software solutions that focus on the entire application enablement process to deliver enterprise-wide applications across client/server, Internet and intranet environments. INTERSOLV offers software products and services in three major solution areas: automated software quality, data connectivity and enterprise application renewal. The Company's strategy is to emphasize technology independence. INTERSOLV's software solutions are database independent and work across a variety of operating systems and platforms. The Company's open architecture ensures interoperability with existing systems and tools to enable organizations to protect existing legacy investments, while introducing new technology in a controlled fashion. The Company's objective is to deliver products that provide high productivity on simple projects and yet are powerful enough to handle the scalability requirements of production-grade information systems without retooling.

     INTERSOLV's three key businesses are:

          AUTOMATED SOFTWARE QUALITY (ASQ) -- INTERSOLV's ASQ solution helps ensure quality throughout the application development process - from version control through application testing and delivery. It consists of the Company's PVCS series which includes software configuration management
     (SCM), process automation, issue management and automated software testing
     (AST). The Company's ASQ offering leverages team development on the local area network (LAN) or the Web while supporting multi-operating systems and multi-tool environments.

          DATA CONNECTIVITY -- INTERSOLV's data connectivity solution provides management and database access for client, server and Web applications - scaleable from small projects to the enterprise level. It supports proven standards, including ODBC, JDBC and OLE DB, and major operating systems and data sources. Offerings include solutions to deploy cross-platform applications accessing multiple data sources.

          ENTERPRISE APPLICATION RENEWAL -- INTERSOLV's enterprise application renewal solutions are a flexible suite of customizable solutions designed to meet the full spectrum of an organization's Year 2000 renewal effort, Euro currency conversion and other mass change initiatives affecting global organizations today. It integrates the Company's proven, industry-leading processes, technology and services to provide comprehensive research and impact analysis, automated version control, project tracking, configuration building and change synchronization. The offerings include a comprehensive software configuration management approach to Year 2000 and Euro currency conversions, a highly efficient, technology-based assembly line approach for complete system renewal, and a unique management method for the renewal process to ensure reliable analysis, updating and testing of target applications.

     The Company markets and distributes its products on a worldwide basis through multiple channels. Sales are made directly, using a combination of field, telesales, third party distribution channels and the Internet. The Company's direct sales effort is augmented with a network of independent software vendors, dealers, distributors, original equipment manufacturers and value added resellers in 40 countries around the world.

PRODUCTS

     INTERSOLV offers a variety of open solutions to accelerate the delivery of information systems. The Company's three key businesses are discussed in more detail below.

  Automated Software Quality

     INTERSOLV's automated software quality (ASQ) tools and services help ensure quality throughout the application development process - from version control through application testing and delivery.

     INTERSOLV PVCS SERIES is a comprehensive family of products that enable software developers to manage software changes in a team development environment, such as on the LAN, or the Internet and the World Wide Web. The PVCS family includes tools for software configuration management, process automation, issue management, and automated software testing. The PVCS products provide an audit trail of activity, file revision histories, support for parallel development, process definition and control, and exact image rebuilds and support for quality assurance. PVCS provides control over the configuration and testing of any application software and/or documentation, whether it is client/server development or Internet/intranet development. PVCS allows users to manage and resolve problems and changes which threaten software quality and production schedules. The PVCS products operate on multiple platforms and operating systems. PVCS supports development in C, C++, COBOL code, Java(R) and any type of web source file such as HTML, GIF, etc. It also works with most commonly used development workbenches such as Borland Delphi, Sybase/PowerSoft PowerBuilder and Microsoft Visual Basic. The products that make up the series include:

          PVCS Version Manager -- automates code control, manages object development and enables parallel development without maintenance problems.

          PVCS Tracker -- manages problems and change requests that threaten software quality and production schedules.

          PVCS SiteSync -- provides a bi-directional LAN to mainframe, or LAN to LAN configuration management link that ensures development is synchronized to mainframe production or remote LAN versions.

          PVCS Configuration Builder -- automates and provides consistency to all tasks associated with producing executable applications of any type.

          PVCS Process Manager -- defines and automates complex development processes. This product was added with the acquisition of SQL Software, Ltd., as further described in Note 3 of the Consolidated Financial Statements.

          PVCS TrueTest -- assists in managing the testing process and enables the rapid development of functional, GUI, regression, system and unit tests from the desktop. The Company has partnered with Segue Software to resell the QualityWorks(TM) Series. The main products that make up the PVCS TrueTest series include:

             QualityWorks(TM) products:

                QA Partner(R) -- provides comprehensive distributed systems testing.

                QA Partner Blue(TM) -- provides the ability to test legacy applications for Year 2000 or ongoing maintenance.

                QA Organizer(TM) -- provides test management, planning, and reporting for the entire QualityWorks(TM) family.

                QA Performer(TM) -- provides real-time, multi-platform load testing to ensure the performance of distributed applications.

  Data Connectivity

     INTERSOLV DATADIRECT SERIES simplifies data access in complex environments by providing high performance, standards-based data connectivity for the client, server and Web-scalable from small projects to the enterprise level. Organizations achieve improved flexibility in solving current and future data connectivity issues with DataDirect's comprehensive support for industry standards such as ODBC, JDBC and OLE DB; robust implementations across all platforms and operating systems; and unparalleled access to a wide range of databases from local files to large enterprise databases. The products that make up the series are:

          DataDirect Connect ODBC drivers -- the industry's most comprehensive range of open database connectivity (ODBC) technology, allow software developers to build and deploy software for multiple databases from one application programming interface (API).

          DataDirect SequeLink ODBC Edition -- server-based, data access middleware that provides a single connection to heterogeneous data sources and servers and supports large user populations.

          DataDirect SequeLink Java(R) Edition -- server-based data access middleware consisting of a single, universal standards-based Java database connectivity (JDBC(R)) client and DBMS-server interface components.

          DataDirect Connect OLE DB -- expands connectivity options with standards-based access to previously unavailable data sources such as Lotus Notes and leading electronic mail packages.

  Enterprise Application Renewal

     INTERSOLV'S ENTERPRISE APPLICATION RENEWAL FACTORY combines industry-leading technology and expert services to help companies tackle the Year 2000 renewal effort, Euro currency conversion and other mass change initiatives. The Factory is focused on helping organizations define a repeatable process for managing change. By creating an underlying open framework, organizations can leverage their existing technology investment for gaining control over renewal efforts and establishing effective change management processes beyond the Year 2000. Enterprise Application Renewal Factory tools comprise integrated, client/server technology for comprehensive research and impact analysis, automated version control, project tracking, configuration building and change synchronization. INTERSOLV consulting programs range from mentoring and basic technology transfer to software configuration management assistance and turnkey renewal effort outsourcing. The Enterprise Application Renewal Factory offering includes the following:

          Year 2000 Millennium Bug Solutions

             SCM2000 -- combines INTERSOLV PVCS and consultants to create a software configuration management infrastructure to support all application maintenance.

             SOLV2000 -- provides a complete end-to-end solution for Year 2000 projects. It employs Year 2000 expertise, processes, INTERSOLV tools and integrated third-party tools.

             SWAT2000 -- provides a la carte solutions that can be applied to specific Year 2000 tactical objectives. It mobilizes Year 2000 experts to evaluate, execute and verify Year 2000 projects.

             TrueTest2000 -- provides a solid testing infrastructure to address Year 2000 while laying a testing foundation for the future.

          Euro Currency Compliance -- provides a complete end-to-end solution for Euro currency conversion projects employing consulting expertise, processes, INTERSOLV tools and integrated third-party tools.

          Application Renewal Consulting -- leveraging consulting expertise, this solution extends enterprise systems life and transforms legacy applications to more modern platforms and environments.

OTHER SOLUTION AREAS

     INTERSOLV APPMASTER BUILDER SERIES is focused on providing legacy environment developers with an evolutionary path to client/server architecture, while leveraging existing assets. INTERSOLV AppMaster

Builder (formerly called APS) is an application development system enabling the reduction of development time and minimizing the cost of building applications software. AppMaster Builder can be used to generate new applications or to enhance existing applications. It can be used to build simple to complex production-grade applications for a wide range of DBMS and production environments.

SERVICES

     INTERSOLV offers a wide variety of support services which are intended to help customers quickly gain benefits from the suite of product solutions that are available. The range of services offered is described below.

  Maintenance Services

     INTERSOLV offers its customers the opportunity to purchase maintenance services for its products. The services consist primarily of enhancements and updates to the products, as well as, telephone support concerning their operation.

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

MARKETING, CUSTOMERS AND SALES

     The Company markets its products to end-users, line-of-business developers, traditional information system departments, project managers and application development executives within businesses and independent software vendors worldwide. None of the Company's customers account for 10% or more of annual revenues. Additionally, the Company's business does not concentrate on any specific industry. (See further discussion regarding the segment information and significant customers in Note 4 of Notes to the Consolidated Financial Statements on page 28 of this Form 10-K.)

     The Company has a multi-channel approach to sales and marketing. The products are marketed and sold through telesales, field sales (face-to-face), third-parties and the Internet.

  Telesales

     Telesales representatives concentrate on sales at the project level and to smaller accounts, selling to individual developers and project managers. Telesales representatives concentrate their efforts on one solution area. Orders range from $100 for a single license to over $50,000 for multiple licenses for a fully configured project team. Telesales are supported by mailings to lists of prospective customers and advertising in selected trade magazines. The Company also offers special promotions and incentive offers from time to time aimed at introducing the Company's products to new users.

  Field Sales

     The Company's field sales personnel are located in Australia, Belgium, Canada, France, Germany, Japan, Netherlands, United Kingdom and several major metropolitan areas in the U.S., offering local sales and technical support to customers and prospects. Field sales personnel also concentrate their efforts on one solution area within a defined geographical region. Field Sales builds long-term relationships with the Company's largest customers and prospects. Field sales personnel assist prospective and current customers in evaluating needs and solutions and guide them in the evaluation and use of INTERSOLV products. Field sales personnel focus their efforts primarily on large corporate prospects and customers. Transactions through the field sales organization generally range from $25,000 to over $1,000,000, depending on the number of products licensed and the number of developers authorized to use the product(s).

  Third Parties

     In addition to the Company's own field sales and telesales organizations, the Company markets its technologies and products through a global network of other independent software vendors ("ISVs"), value-added resellers ("VARs"), original equipment manufacturers ("OEMs") and dealers and distributors. Through third party alliances, the Company enables selected ISVs and OEMs to embed and sell certain INTERSOLV technologies in their own products. Alliances with other ISVs include joint development and marketing arrangements. INTERSOLV also has arrangements with VARs, dealers and distributors to resell the Company's products in markets which the Company cannot cost effectively reach on a direct basis.

  Internet

     The Company also uses the Internet as a marketing and sales channel vehicle. The Company promotes its products and services, offers demo versions of products on a trial basis and conducts prospect identification and lead generation programs over the Web. The Company will continue to embrace Internet technology to develop and deliver new products and to provide better and faster service to customers.

COMPETITION

     The market for software development tools is highly competitive and characterized by rapid changes in technology and customer requirements for complete end-to-end solutions. The Company encounters competition from numerous competitors that are consolidating and developing partnerships with other vendors in order to offer complete solutions. INTERSOLV believes that the principal competitive factor in the industry is the ability to offer best-in-class, open, end-to-end solutions that operate across multiple platforms and development environments. Other factors affecting competition are product performance and functionality, ease of use, price and quality of customer support, documentation and services. The Company anticipates that it will continue to experience competition from the consolidation of current vendors.

     The Company's service fee revenues have grown substantially over the last three fiscal years. Continued growth of service revenues is dependent upon acceptance of the Company's products within the market and the Company's ability to recruit, train and retain sufficiently skilled personnel to deliver the services. The demand for personnel with information technology skills is very strong; accordingly the Company must compete with numerous other companies when recruiting and retaining personnel.

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

     The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. The Company has made portions of the source code available to its customers only under very limited circumstances and for restricted uses. The Company has been and may be required from time to time to enter into source code escrow agreements with certain customers and distributors. The agreements require release of source code to the customer or distributor in the event the Company breaches its support and maintenance obligations to the customer. If source code is released to a customer or distributor, the customer or distributor is required to maintain its confidentiality and, in general, to use the source code solely for internal maintenance purposes.

EMPLOYEES

     As of April 30, 1998, the Company employed 1,073 persons including 365 in sales and marketing, 406 in consulting, training and technical support, 163 in product development and 139 in general and administration. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company leases all of its office space for its corporate headquarters, sales, distribution and development offices. Major facility leases include the following:

    LOCATION                    PURPOSE                 FACILITY SIZE
    --------                    -------                 -------------
Rockville, MD            Corporate Headquarters         74,000 sq. ft.
Beaverton, OR            Sales/Development              48,000 sq. ft.
Morrisville, NC          Sales/Development              39,000 sq. ft.
St. Albans, UK           European Headquarters          20,000 sq. ft.
Gaithersburg, MD         Distribution Center            13,000 sq. ft.

     The aggregate rental payments for all facilities for fiscal 1998 was approximately $11.6 million, and all leases are subject to renewal clauses and rent increase provisions, which are typical of similar leases in the relevant geographic areas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is traded on the NASDAQ National Market. There have been no dividends paid on INTERSOLV common stock since the Company's initial public offering in 1986. See the market price information in Note 12 of Notes to the Consolidated Financial Statements on page 38 on this Form 10-K. The market price information represents "last sale" quotations and does not include markups, markdowns or commissions.

     The number of holders of record of the Company's common stock was approximately 198 at May 31, 1998. The Company believes, however, that approximately 3,000 shareholders hold their shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        FISCAL YEAR ENDED APRIL 30,
                                            ----------------------------------------------------
                                              1998       1997       1996       1995       1994
                                            --------   --------   --------   --------   --------
                                                (AMOUNT IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..................................  $196,480   $160,413   $145,313   $134,517   $ 99,568
Income (loss) before income taxes.........     8,232    (18,405)      (383)    16,083    (28,738)
Net income (loss).........................     5,515    (21,166)    (3,711)    10,974    (29,045)
Diluted net income (loss) per share.......  $   0.25   $  (1.05)  $  (0.19)  $   0.54   $  (1.90)
          Total assets....................   132,866     96,017    110,917    104,808     84,313
Long-term liabilities (including current
  portion)................................     6,829      7,882      8,387      3,226      2,368

NOTES:

Fiscal 1998 operating results include charges totaling $17.5 million (after tax effect of $0.52 per share) resulting from an adjustment that is primarily non-cash to acquire SQL Software, Ltd. and to record the cost of exiting non-strategic businesses. (See Note 3 of the Consolidated Financial Statements for additional detail).

Fiscal 1997 operating results include pretax charges totaling $28.9 million (after-tax effect of $1.41 per share) resulting from an adjustment that is primarily non-cash to reduce capitalized and purchased software costs, along with related intangible assets, to net realizable value. (See Note 3 for additional detail).

Fiscal 1996 operating results include pretax charges totaling $13.6 million (after-tax effect of $0.67 per share) resulting from the acquisitions of TechGnosis International, Inc. ("TechGnosis") and PC Strategies and Solutions, Inc. ("PCS"). Prior year data has been restated to include TechGnosis and PCS acquisitions, accounted for using the "pooling-of-interest" method. (See Note 3 for additional detail).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following table sets forth, for the periods indicated, the percentages which selected items in the Consolidated Statements of Operations are to total
Revenues:

                                                                                    YEAR TO YEAR
                                                  SELECTED ITEMS AS A                PERCENTAGE
                                                 PERCENTAGE OF REVENUES          INCREASE (DECREASE)
                                                ------------------------      -------------------------
                                                  YEAR ENDED APRIL 30            1998          1997
                                                ------------------------      COMPARED TO   COMPARED TO
                                                1998    1997       1996          1997          1996
                                                -----   -----      -----      -----------   -----------
Revenues:
     License fees.............................   47.9%   56.9%      61.3%           3%            2%
     Service fees.............................   52.1    43.1       38.7           48            23
                                                -----   -----      -----          ---           ---
          Total...............................  100.0   100.0      100.0           22            10
                                                -----   -----      -----          ---           ---
Cost and expenses:
     Cost of products.........................    2.6     7.7       10.8          (58)          (21)
     Cost of services.........................   28.7    21.9       17.9           61            34
     Sales and marketing......................   36.9    45.6       44.0           (1)           14
     Research and development.................   12.3    10.9       10.1           38            20
     General and administrative...............    6.2     7.3        8.8            5            (9)
     Non-recurring charges....................    8.9    18.0        9.4          N/M           N/M
                                                -----   -----      -----          ---           ---
          Total...............................   95.6   111.4      101.0            5            22
                                                -----   -----      -----          ---           ---
Operating income (loss).......................    4.4   (11.4)      (1.0)         N/M           N/M
Other income (expense), net...................   (0.2)   (0.1)       0.7          N/M           N/M
                                                -----   -----      -----          ---           ---
Income (loss) before income taxes.............    4.2   (11.5)      (0.3)         N/M           N/M
Provision (benefit) for income taxes..........    1.4     1.7        2.3           (2)          (17)
                                                -----   -----      -----          ---           ---
Net income (loss).............................    2.8%  (13.2)%     (2.6)%          N/M         N/M
                                                =====   =====      =====          ===           ===

---------------
N/M -- Changes not meaningful

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

     The Company's product and service offerings are focused in three primary solution areas: Automated Software Quality (or "ASQ", which includes PVCS series), Data Connectivity (which includes DataDirect series) and Enterprise Application Renewal (or "EAR", which includes Year 2000 and Euro currency renewal projects). These three solution areas are collectively referred to as the Company's key products or solution areas. The Company also markets legacy application development tools (AppMaster Builder) for Application Generation, primarily to existing customers.

     Early in fiscal 1998, the Company announced plans to divest or exit certain non-strategic technologies. In fiscal 1998, the Company sold its technologies in analysis and design (Excelerator product line) and business intelligence tools (Explorer product line). The Company also exited the Allegris component-based development product area in fiscal 1998 and sold certain service offerings that did not align with the key solution areas.

     During the last three fiscal years, the Company has completed several acquisitions. In the fourth quarter of fiscal 1998, the Company added process automation tools to its PVCS series when it acquired SQL Software, Ltd. (or "SQL"), accounted for using the purchase method. The Company also acquired TechGnosis International Inc. ("TechGnosis") in October 1995 and PC Strategies and Solutions, Inc. ("PCS") in May 1995 in transactions accounted for using the "pooling-of-interests" method.

  Revenue by Solution Area

     Revenue by solution area in millions of dollars is as follows:

                                               FISCAL            FISCAL            FISCAL
                                                1998    CHANGE    1997    CHANGE    1996
                                               ------   ------   ------   ------   ------
Key Solution Areas:
  Automated Software Quality ("ASQ").........  $109.9     36%    $ 81.0     27%    $ 64.0
  Data Connectivity..........................    44.0     (2)%     45.0     21%      37.0
  Enterprise Application Renewal ("EAR").....    26.2      4X       6.6    New         --
                                               ------            ------            ------
                                                180.1     36%     132.6     31%     101.0
Application Generation.......................    10.0    (23)%     13.0    (12)%     14.8
                                               ------            ------            ------
  Continuing Product Lines...................   190.1     31%     145.6     26%     115.8
Discontinued Product Lines...................     6.4    (57)%     14.8    (50)%     29.5
                                               ------            ------            ------
          Total Revenue......................  $196.5     22%    $160.4     10%    $145.3
                                               ======            ======            ======

     Total revenue for fiscal 1998 was $196.5 million, which is a 22% increase over fiscal 1997. This growth was driven by increased revenues for ASQ and EAR, which grew 36% and 4X, respectively. ASQ revenues grew due to increased license and service fee revenues, reflecting continuing increased demand for these products, as well as $3.2 million resulting from the new SQL products. EAR revenue growth accelerated as a result of the increased demand for products and services to support Year 2000 renewal projects. Data Connectivity declined 2%, as decreased revenue in the Asia-Pacific area caused by a downturn in the general business climate offset revenue increases in other geographic areas. Key solution areas totaled $180 million in fiscal 1998 and grew 36% over the prior year. Revenue for Application Generation declined 23% due to lower license fees resulting from a decreased sales effort focused on attracting new customers.

     Total revenue for fiscal 1997 was $160.4 million, which is a 10% increase over fiscal 1996. Growth was driven by increased revenues for ASQ and Data Connectivity, which grew 27% and 21%, respectively. Revenues for these solution areas grew due to increased license and service fee revenues, reflecting increased demand for these products. EAR revenue, contributed over $6 million to fiscal 1997 with the introduction of the Company's Year 2000 offerings. Key solution areas grew 31% overall in fiscal 1997.

  License Fee Revenue ("LFR")

     Fiscal 1998 LFR was $94.1 million, or a 3% increase over fiscal 1997. Fiscal 1997 LFR was $91.3 million, or 2% greater than the prior year. Growth of 18% in new license sales for ASQ products was the primary reasons for the increase in fiscal 1998. LFR growth in ASQ was offset by a decline in new license sales for AppMaster Builder and discontinued product lines. Data Connectivity LFR was down slightly, because of decreased LFR in Asia-Pacific.

  Service Fee Revenue ("SFR")

     Fiscal 1998 SFR was $102.4 million, which is a 48% increase over fiscal 1997. Fiscal 1997 SFR was $69.1 million, or 23% more than fiscal 1996. Increased demand for consulting and training services, in both the ASQ and EAR business units, combined with growth in the installed customer base and renewal of existing maintenance contracts for all key products led to the growth during the three year period.

  North American Revenue

     In fiscal 1998, North American revenue grew 29% to $144.3 million. In fiscal 1997 North American revenue increased 15% to $111.5 million. In fiscal 1998 and 1997, the Company had growth in all key solution areas. The key businesses in North America grew 43% in fiscal 1998.

  International Revenue

     In fiscal 1998, International revenue was $52.1 million or 7% greater than last year. Changes in currency exchange rates decreased fiscal 1998 revenues by $2.6 million when compared to the prior fiscal year. In fiscal 1998, European revenue increased 31% while Asia-Pacific revenue declined 37%. The key solution areas grew 48% overall in Europe, with growth in all key product areas. Asia-Pacific ASQ revenue increased 39% in fiscal 1998, while Data Connectivity revenue decreased by 48%.

     In fiscal 1997, International revenue was $48.9 million or 1% greater than last year. Changes in currency exchange rates decreased fiscal 1997 revenues by $2 million when compared to the prior year. In fiscal 1997, Europe decreased 1% while Asia-Pacific grew 10%. Both Europe and Asia-Pacific had growth in the ASQ and Data Connectivity product lines, which were offset somewhat by declines in revenue for non-strategic product lines.

  Cost of Products

     Cost of products includes costs of software media, freight, royalties and amortization of capitalized software development costs and purchased technology costs. In fiscal year 1998, cost of products decreased 58% to $5.2 million. In fiscal 1997, cost of products decreased 21% to $12.4 million. Cost of products as a percentage of revenues was 2.6%, 7.7% and 10.8% in fiscal 1998, 1997 and 1996, respectively. Amortization expense is the largest component of cost of products. In the fourth quarter of fiscal 1997, the Company wrote down a substantial portion of its capitalized and purchased software to their net realizable value; accordingly, the level of amortization expense dropped. This led to the overall decrease in cost of products for fiscal 1998 and 1997.

  Cost of Services

     Cost of services includes personnel and related overhead costs to provide training, consulting and telephone support to customers who are deploying the Company's products. Cost of services for fiscal 1998 increased 61% to $56.4 million. Cost of services for fiscal 1997 increased 34% to $35.1 million. Cost of services as a percentage of service fee revenues was 55%, 51% and 46% in fiscal 1998, 1997 and 1996, respectively. The increases in amount and as a percentage of revenues during this three year period was primarily the result of increased investment in personnel needed to support the increased demand for consulting and training services. The Company has experienced increased demand for consulting services for its ASQ products, as well as an increase in consulting staff levels needed to support the Company's EAR projects. Personnel were also added to the telephone support functions, to support the growing customer base.

  Sales and Marketing

     In fiscal 1998, sales and marketing expenses were $72.5 million, or a 1% decrease over fiscal 1997. Sales and marketing expenses for fiscal 1997 were $73.1 million, which is a 14% increase when compared to the fiscal 1996 level of $64 million. Sales and marketing expenses as a percentage of revenues were 37%, 46% and 44% in fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 was the result of the Company's ability to effectively focus its sales and marketing efforts on its three main solution areas. The increased investment in sales and marketing programs directed towards key product areas was more than offset by savings realized in non-strategic product lines. The increase in fiscal 1997 reflected increased investment in the field and telesales channels, as well as higher levels of marketing programs.

  Research and Development

     Research and Development costs includes personnel and related overhead costs incurred to develop the Company's products, less amounts capitalized in accordance with FASB 86. Research and development expenses, before capitalization of certain internal software development costs, were $26.3 million, $27 million, $25.9 million for the fiscal years ended April 30, 1998, 1997, and 1996. Fiscal 1998 research and development expenses were $24.2 million, up 38% over fiscal 1997. Fiscal 1997 research and development costs were $17.6 million or 20% higher than fiscal 1996. As a percentage of revenues, research and development expenses were 12% in fiscal 1998 and 11% in 1997 and 10% in 1996. The increase in fiscal 1998 was due to additional costs needed to bring products to technological feasibility. In fiscal 1997, the Company increased its level of investments in the PVCS and DataDirect product lines, in addition to the costs incurred to develop the Allegris product. The level of costs qualifying for capitalization decreased in fiscal 1997, which combined with the increase in costs as previously noted led to the overall increase in costs for fiscal 1997.

  General and Administrative

     General and administrative expenses for fiscal 1998 were $12.2 million or 5% higher than fiscal 1997. General and administrative expenses for fiscal 1997 were $11.6 million or 9% lower than fiscal 1996. General and administrative expenses as a percentage of revenues were 6%, 7% and 9% for fiscal years 1998, 1997 and 1996, respectively. The fiscal 1998 increase of $.5 million was due to normal wage increases given to G&A personnel. The fiscal 1997 decreases were due to elimination of duplicative administrative functions of TechGnosis, which were reflected in fiscal 1996 results up through its acquisition in October 1995.

  Non-Recurring Charges and Purchased Research and Development

     SQL Acquisition and Other Non-Recurring Charges

     In the fourth quarter of fiscal 1998, the Company acquired SQL Software, Ltd. ("SQL"), by exchanging 1,251,450 shares of common stock for all the outstanding shares of SQL. The purchase price, including transaction costs of $1.5 million and assumed liabilities of $2.4 million, was determined to be $19.2 million. Of that amount, $15.7 million was allocated to purchased research and development and was written off in fiscal 1998 since no technological feasibility or alternative future use could be demonstrated. Additionally, $1.1 million was allocated to capitalized software and $2.4 million was allocated to goodwill and other intangibles.

     The Company also recognized $1.7 million in non-recurring expenses in fiscal 1998 which were primarily associated with discontinued product lines. During fiscal 1998, the Company exited the Allegris product line at a total cost of $2.4 million. Offsetting this amount were gains on the sale of the Excelerator product ($250,000) and non-strategic consulting services ($170,000) and a net reduction in restructuring accruals established in fiscal 1997 ($247,000).

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

  Operating Income (Loss)

     Prior to non-recurring charges, the Company reported operating income of $26 million, $10.6 million and $12.2 million in fiscal 1998, 1997, and 1996, respectively. As a percentage of revenues, this would be 13.2%, 6.6% and 8.4%, respectively. In fiscal 1998, operating income more than doubled as a result of the Company's ability to more effectively utilize its sales and marketing resources by focusing on three key solution areas. In fiscal 1997, operating income prior to non-recurring charges dropped as the Company increased its investment in its costs at a rate greater than the revenue increase. After non-recurring charges, the Company reported operating income (loss) of $8.5 million, ($18.3) million and ($1.4) million in fiscal 1998, 1997, and 1996, respectively.

  Other Income (Expense)

     Other income (expense), which is primarily net investment income (expense), for fiscal 1998 was ($312,000), as compared to fiscal 1997 and 1996 levels of ($75,000) and $1.0 million, respectively. Other income (expense) varied during the three year period primarily as a result of changes in the amount of cash available for investment, the level of subordinated debt and bank debt outstanding during each of the three years.

  Taxes

     The Company's effective tax rates were 33%, 15% and 870% for fiscal 1998, 1997 and 1996, respectively. In fiscal 1997, the variance from the statutory rate is due to the increase in the valuation allowance for deferred tax assets and liability for tax exposures. In fiscal 1996, the variance from the statutory rate is because the Company did not recognize the benefit of net operating losses resulting primarily from acquisition charges, particularly from its foreign operations.

  Subsequent Event

     On June 17, 1998, the Company signed a definitive agreement to merge with Micro Focus Group, plc. Micro Focus is a UK company headquartered in Mountain View, California. Under the terms of the agreement, each share of the Company's common stock will be exchanged for .55 shares of Micro Focus American Depositary Shares. Micro Focus shares are listed both on the London Stock Exchange and on the NASDAQ National Market System. The transaction is subject to regulatory approval in the US and the UK as well as to the approval of each company's shareholders. Should all approvals be granted, the Company's shareholders would control 44% of the shares of the combined entity. As of the announcement date, the transaction was valued at $534 million.

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

     The software development tools market is characterized by rapid changes in technology and user needs. Compatibility of the Company's products with customers' preferred operating systems and database management systems are important to future results of the Company. The current market trend appears to be weighted towards building client/server and cooperative applications using a changing mix of operating systems. In addition, the development tools must function within the Internet and Intranet environments. The Company has introduced new products, such as PVCS Dimensions in late fiscal 1998 and the TrueTest in late fiscal 1997. The Company has also discontinued marketing selected products across its different product lines, such as Allegris and AppMaster Designer. In fiscal 1998, revenue growth from the Company's primary solution areas more than offset revenue declines from non-strategic businesses. Because of the rapidly changing market, there can be no assurance that this substantial growth from the primary solution areas will continue. Future operating results could be affected by the market's acceptance of the Company's existing and new products in this rapidly changing market.

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

     The Company's service fee revenues have continued to grow in fiscal 1998. Continued growth of service revenues is dependent upon acceptance of the Company's products within the market and the Company's ability to recruit, train and retain sufficiently skilled personnel to deliver the services. The demand for personnel with information technology skills is very strong; accordingly, the Company must compete with numerous other companies when recruiting personnel.

     The Company has received and anticipates receiving additional contracts as part of its Year 2000 renewal solution offerings. Certain contracts may be large, multi-year service contracts with staged payment terms. A delay in receiving these contracts, as compared to the Company's expected date, could adversely impact the results for a quarter. There is also the risk of successfully managing a large project and the risk of a material impact on results because of unanticipated problems or delays, suspensions, renegotiations or cancellations of large projects, which could adversely impact the expected profitability of the contract(s).

     Certain of the Company's products and services are designed for, and marketed towards, the remediation of other organization's Year 2000-related software code problems. Notwithstanding its efforts to offer high quality Year 2000 products and services, the Company may experience future uncertainties and problems regarding its Year 2000 product and service offerings, including but not limited to technical problems, customer claims and/or litigation. There can be no assurance that such uncertainties, problems and/or disputes may not result in increased expenses negatively affecting future operating results.

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

     The Company recently announced the execution of a definitive agreement to merge with Micro Focus Group, plc. During the period prior to the anticipated September 1998 closing of this transaction, substantial Company resources will be devoted to transition planning and other merger-related activities. Such activities will include, but not be limited to, planning for integration of the product offerings of the companies, the coordination of their respective management, sales and marketing and research and development efforts and obtaining the regulatory and stockholder approvals required to effect the merger. The diversion of Company management's attention from day-to-day operations and any difficulties encountered in the transition process could have a material adverse effect on the Company's business, financial condition and results of operations. Disruption of the Company's business may result from employee uncertainty or lack of focus, as well as from customer or supplier confusion, related to the merger announcement. After the closing of the transaction, the above risks may still apply to the combined companies' operations. Additionally, the process of combining the operations of the two organizations could cause the interruption of, or a loss of momentum in, the activities of the combined companies' businesses, which could have a material adverse effect on their combined operations. (See Subsequent Event)

  Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "Year 2000" problem is pervasive, and extremely complex; virtually every Company and non-Company computer operation, wherever located, will be affected to some degree by the rollover of the two digit year value of 00. The technical issue is whether computer systems will properly recognize data sensitive information when the year changes from 1999 to 2000. Systems that do not properly recognize such information could generate erroneous data and/or cause systems to fail. The fact that most computers presently operate in interconnected, networked systems environments further complicates the problem.

     The Company is utilizing both internal and external resources to attempt to identify, correct or reprogram, and test its internal systems for Year 2000 compliance. To date, confirmations have been received from the Company's primary software information systems vendors that their respective products, used by the Company, are Year 2000 compliant. The Company is in the process of taking additional measures to attempt to reduce or eliminate the potential effects of an internal or external Year 2000 related systems failure. Management has not presently assessed the expenses associated with Year 2000 compliance and related potential effects on the Company's earnings.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     In 1998, operating activities generated $13.0 million in cash. Investing activities used $2.7 million, as the Company invested $1.0 million in capitalized and purchased software and $4.5 million in fixed assets. This was offset by sale proceeds of $1.2 million and payments net of cash acquired from SQL of $1.6 million. Financing activities in the form of stock option exercises and purchases under the employee stock purchase plan generated $7.4 million which offset the $3.7 million net repayment of various debt obligations. Overall cash increased $13.9 million.

     In 1997, operating activities generated $3.8 million in cash, after spending $3.2 million for various acquisition costs. Investing activities used $17.4 million, as the Company invested $9.5 million in capitalized and purchased software and $7.7 million in fixed assets. Financing activities in the form of stock option exercises and purchases under the employee stock purchase plan and net proceeds from various debt obligations generated $4.6 million and $4.9 million, respectively, which offset the $3.4 million spent to repurchase the Company's common stock. Overall cash decreased $8 million.

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

  Current Financial Position

     At April 30, 1998 the Company had cash and cash equivalents of $34.1 million. The Company also has a $15 million revolving unsecured credit facility, of which $3 million was outstanding at April 30, 1998. The credit facility, which is due to expire in September 1998, carries an interest rate based upon the LIBOR rate plus 1.5% or prime, at the Company's option. The commitment fee is 3/8% per annum on the unused portion of the credit line. The Credit Agreement has various covenants which limit the Company's ability to dispose of assets, purchase its own stock, pay dividends and purchase other significant businesses or technologies. The Company is also required to maintain certain financial ratios. The Company was in violation of one covenant in fiscal 1998, which was waived by the banks.

     The Company also had $38,000 in subordinated convertible debt, which is due in September 1999. The Company's ratio of current assets to current liabilities, or current ratio, was 1.5 to 1, compared with 1.3 to 1 at the beginning of the fiscal year.

  Future Liquidity and Capital Requirements

     Subject to any changes that may take place in connection with the Micro Focus merger, in fiscal 1999, the Company expects to invest about $8 million in fixed assets, such as computer equipment. The Company believes that the existing cash balances, together with cash generated by operating activities and available borrowings, will be adequate to meet the Company's liquidity and capital needs for the foreseeable future.

     Subject to any changes that may take place in connection with the Micro Focus merger, the Company will also continue to evaluate the acquisition of technologies or product lines which are consistent with its current strategy. The Company expects to fund these transactions using cash on-hand and cash provided from operations. If necessary or desirable, the Company may fund these transactions using debt, equity or other sources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGES
                                                              --------
Report of Independent Accountants...........................      17
Financial Statements:
  Consolidated Statements of Operations for the fiscal years
     ended April 30, 1998, 1997,and 1996....................      18
  Consolidated Balance Sheets as of April 30, 1998 and
     1997....................................................  19-20
  Consolidated Statements of Cash Flows for the fiscal years
     ended April 30, 1998, 1997, and 1996...................      21
  Consolidated Statements of Changes in Stockholders' Equity
     for the fiscal years ended April 30, 1998, 1997, and
     1996...................................................      22
Notes to Consolidated Financial Statements...................  23-35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of INTERSOLV, Inc.

     In our opinion, the consolidated financial statements listed in Item 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of INTERSOLV, Inc and its subsidiaries at April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 13, INTERSOLV, Inc. signed an agreement to merge with Micro Focus Group, plc. subsequent to year end.

PricewaterhouseCoopers LLP

McLean, Virginia
June 17, 1998

                                INTERSOLV, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FISCAL YEARS ENDED APRIL 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Revenues:
     License fees...........................................  $ 94,122   $ 91,324   $ 89,147
     Service fees...........................................   102,358     69,089     56,166
                                                              --------   --------   --------
          Total revenues....................................   196,480    160,413    145,313
                                                              --------   --------   --------
Costs and expenses:
     Cost of products.......................................     5,193     12,429     15,649
     Cost of services.......................................    56,409     35,077     26,091
     Sales and marketing....................................    72,457     73,123     64,026
     Research and development...............................    24,231     17,555     14,626
     General and administrative.............................    12,178     11,626     12,744
     Non-recurring charges..................................    17,468     28,933     13,600
                                                              --------   --------   --------
          Total costs and expenses..........................   187,936    178,743    146,736
                                                              --------   --------   --------
Operating income (loss).....................................     8,544    (18,330)    (1,423)
Other income (expense), net.................................      (312)       (75)     1,040
                                                              --------   --------   --------
Income (loss) before income taxes...........................     8,232    (18,405)      (383)
Provision for income taxes..................................     2,717      2,761      3,328
                                                              --------   --------   --------
Net income (loss)...........................................  $  5,515   $(21,166)  $ (3,711)
                                                              ========   ========   ========
Shares used in computing basic net income (loss) per
  share.....................................................    21,315     20,119     19,348
                                                              --------   --------   --------
Basic net income (loss) per share...........................  $   0.26   $  (1.05)  $  (0.19)
                                                              ========   ========   ========
Shares used in computing diluted net income (loss) per
  share.....................................................    22,433     20,119     19,348
                                                              ========   ========   ========
Diluted net income (loss) per share.........................  $   0.25   $  (1.05)  $  (0.19)
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 INTERSOLV INC.

                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                AS OF APRIL 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                     ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 34,082   $ 20,180
     Accounts receivable, net of allowance for doubtful
      accounts of $2,901 and $4,129.........................    62,962     50,338
     Prepaid expenses and other current assets..............     7,663      6,156
                                                              --------   --------
          Total current assets..............................   104,707     76,674
                                                              --------   --------
Software, at cost...........................................     8,340      6,235
     Accumulated amortization...............................    (4,156)    (1,957)
                                                              --------   --------
          Total software, net...............................     4,184      4,278
                                                              --------   --------
Property and equipment:
     Furniture and equipment................................    22,894     18,405
     Leasehold improvements.................................     5,069      5,507
     Accumulated depreciation and amortization..............   (15,975)   (12,346)
                                                              --------   --------
          Total property and equipment, net.................    11,988     11,566
                                                              --------   --------
Notes receivable and other assets...........................    11,987      3,499
                                                              --------   --------
          Total assets......................................  $132,866   $ 96,017
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                INTERSOLV, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                AS OF APRIL 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term notes payable and current portion of
      long-term debt........................................  $  3,707   $  6,621
     Accounts payable.......................................     8,824      9,576
     Accrued acquisition costs..............................     4,376        706
     Accrued compensation and employee benefits.............    18,292     13,831
     Other accrued expenses.................................     5,608      6,452
     Deferred revenue.......................................    26,269     20,471
     Income taxes payable...................................     2,657        970
                                                              --------   --------
          Total current liabilities.........................    69,733     58,627
                                                              --------   --------
Long-term liabilities :
     Deferred taxes.........................................     5,264      5,264
     Long-term debt, less current portion...................       592      1,290
                                                              --------   --------
          Total long-term liabilities.......................     5,856      6,554
                                                              --------   --------
          Total liabilities.................................    75,589     65,181
                                                              --------   --------
Subordinated convertible notes..............................        38         87
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
      authorized; 22,665,000 and 20,578,000 issued and
      outstanding...........................................       226        208
     Paid-in capital........................................   120,346     99,179
     Treasury stock, at cost................................        --     (1,523)
     Accumulated deficit....................................   (56,969)   (62,484)
     Cumulative currency translation adjustment.............    (6,364)    (4,631)
                                                              --------   --------
Stockholders' equity........................................    57,239     30,749
                                                              --------   --------
          Total liabilities and stockholders' equity........  $132,866   $ 96,017
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                INTERSOLV, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                               FISCAL YEARS ENDED APRIL 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
CASH INFLOWS (OUTFLOWS)
Operating activities:
     Net income (loss)......................................  $  5,515   $(21,166)  $ (3,711)
     Non-cash items:
          Depreciation and amortization.....................     6,770     13,446     14,923
          Deferred income taxes.............................        --        158      2,735
          Write-down of software and intangible assets......        --     22,535      2,386
          Gain on sale of discontinued product lines........       423         --         --
          Write-down of purchased research and
            development.....................................    15,739         --         --
     Payment of restructuring/acquisition charges...........      (496)    (3,247)    (8,278)
     Changes in assets and liabilities, net of effect of
       acquisition and divestitures:
          Accounts receivable...............................   (15,781)   (12,813)       924
          Refundable income taxes...........................        --         --        580
          Prepaid expenses and other current assets.........    (4,144)     1,081     (2,380)
          Accounts payable and accrued expenses.............     1,385      2,103      7,795
          Deferred revenue..................................     3,524      1,672      3,253
                                                              --------   --------   --------
Net cash provided by operating activities...................    12,935      3,769     18,227
                                                              --------   --------   --------
Investing activities:
     Additions to software..................................      (964)    (9,478)   (12,951)
     Additions to property and equipment....................    (4,487)    (7,697)    (5,721)
     Sale/leaseback of equipment............................        --         --        776
     Proceeds from sale of discontinued product lines.......     1,200         --         --
     Payments for SQL, net of $2,433 cash acquired..........     1,589         --         --
     Other..................................................        --       (209)       161
                                                              --------   --------   --------
Net cash used in investing activities.......................    (2,662)   (17,384)   (17,735)
                                                              --------   --------   --------
Financing activities:
     Purchase of common stock for treasury..................        --     (3,445)      (264)
     Purchase of common stock from TechGnosis
       shareholders.........................................        --         --     (4,800)
     Proceeds from sale of common stock, including tax
       benefits.............................................     7,440      4,555      8,678
     Payment of Q+E installment liabilities.................        --         --     (1,107)
     Net proceeds (repayment) of debt obligations...........    (3,661)     4,922     (1,062)
                                                              --------   --------   --------
Net cash provided by financing activities...................     3,779      6,032      1,445
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................      (150)      (452)      (383)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    13,902     (8,035)     1,554
Cash and cash equivalents, beginning of year................    20,180     28,215     26,661
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 34,082   $ 20,180   $ 28,215
                                                              ========   ========   ========
SUPPLEMENTAL DATA
Cash paid for interest......................................  $    889   $    717   $    615
                                                              ========   ========   ========
Cash paid for income taxes..................................  $    647   $    269   $    802
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                INTERSOLV, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                     COMMON STOCK                 TREASURY STOCK                  CUMULATIVE
                                    ---------------   PAID-IN    ----------------   ACCUMULATED   TRANSLATION
                                    SHARES   AMOUNT   CAPITAL    SHARES   AMOUNT      DEFICIT     ADJUSTMENT     TOTAL
                                    ------   ------   --------   ------   -------   -----------   -----------   --------
Balance, April 30, 1995...........  19,133    $191    $ 91,673     566    $(2,637)   $(37,607)      $  (583)    $ 51,037
Sale of common stock under stock
  option and stock purchase
  plans...........................     879       8       4,608    (145)     2,079          --            --        6,695
Net repurchases (re-issuances) of
  common shares...................     (25)     --       1,160    (320)       563          --            --        1,723
Retire treasury shares............    (101)     --          --    (101)        (5)         --            --           (5)
Translation adjustment............      --      --          --      --         --          --        (1,430)      (1,430)
Purchase of common stock from
  TechGnosis shareholders.........    (239)     (2)     (4,798)     --         --          --            --       (4,800)
Conversion of subordinated
  convertible notes...............      86       1         324      --         --          --            --          325
Net loss..........................      --      --          --      --         --      (3,711)           --       (3,711)
                                    ------    ----    --------    ----    -------    --------       -------     --------
Balance, April 30, 1996...........  19,733     198      92,967      --         --     (41,318)       (2,013)      49,834
Sale of common stock under stock
  option and stock purchase plans,
  including tax benefit...........     278       1       2,632    (203)     1,922          --            --        4,555
Repurchase of common stock........    (381)     --          --     381     (3,445)         --            --       (3,445)
Translation adjustment............      --      --          --      --         --          --        (2,618)      (2,618)
Conversion of subordinated
  convertible notes...............     948       9       3,580      --         --          --            --        3,589
Net loss..........................      --      --          --      --         --     (21,166)           --      (21,166)
                                    ------    ----    --------    ----    -------    --------       -------     --------
Balance, April 30, 1997...........  20,578     208      99,179     178     (1,523)    (62,484)       (4,631)      30,749
Sale of common stock under stock
  option and stock purchase plans,
  including tax benefit...........     823       6       5,864    (178)     1,523          --            --        7,393
Issuance for SQL Acquisition......   1,251      12      15,255      --         --          --            --       15,267
Translation adjustment............      --      --          --      --         --          --        (1,733)      (1,733)
Conversion of subordinated
  convertible notes...............      13      --          48      --         --          --            --           48
Net Income........................      --      --          --      --         --       5,515            --        5,515
                                    ------    ----    --------    ----    -------    --------       -------     --------
Balance, April 30, 1998...........  22,665    $226    $120,346      --    $    --    $(56,969)      $(6,364)    $ 57,239
                                    ======    ====    ========    ====    =======    ========       =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                INTERSOLV, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     INTERSOLV, Inc. (the "Company" or "INTERSOLV"), is engaged in the development, marketing and support of computer software products and services in three major solution areas: automated software quality, data connectivity and enterprise application renewal. The Company's objective is to build products that deliver high productivity on simple projects and are powerful enough to handle scalability requirements of production-grade information systems without retooling.

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

  Revenue Recognition

     The Company's revenues consist primarily of license and service fees, which include fee-paid consulting and training services and maintenance services. Software license fees are recognized upon initial shipment of the product and acceptance by the customer, assuming collection of the receivable is probable. Training and consulting fees are recognized upon delivery of the services. Maintenance fees for support are recorded as deferred revenue and recognized ratably over the period of the maintenance contract, typically twelve months. Transactions which include extended payment terms are discounted using the Company's line of credit interest rate.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of time and demand deposits and highly liquid investments purchased with a maturity of three months or less. The Company maintains its time and demand deposits in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

  Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. The Company's customer base is primarily Fortune 1000 companies or branches thereof, which minimizes potential concentrations of credit risk. The Company does not require collateral upon delivery of its products. In fiscal 1998, one customer represented 11% of the Company's revenues. No single customer represented more than 10% of the Company's revenues in fiscal 1997 or 1996.

  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Information" requires disclosure of the fair value of certain financial instruments where it is practicable to estimate that value. The carrying amount of cash equivalents approximated fair value as of

April 30, 1998 and 1997 because of the relatively short maturity of these instruments. The carrying amount of notes receivable, short-term debt and long-term debt approximates fair value as the Company believes these instruments carry terms which are comparable to similar instruments.

  Sale of Receivables

     The Company has implemented Statement of Financial Accounting Standards No. 125 -- "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 125") in fiscal 1997. There was no adjustment in the accompanying financial statements due to the implementation of FAS 125. In fiscal 1998 and 1997, the Company entered into agreements to sell approximately $2.5 million and $5.1 million, respectively, in accounts receivable at a net discount of approximately 7.25%, which has been charged to operating expenses in the accompanying consolidated statement of operations. Approximately $2.5 million and $2.6 million, respectively, of these accounts receivable were sold on a recourse basis, for which the Company remains liable in the event of default.

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

  Net Income (Loss) Per Share

     The Company has adopted SFAS No. 128, "Earnings per Share". Basic earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Since a net loss was reported in fiscal years 1997 and 1996, the basic share counts are used in calculating diluted earnings per share. Earnings per share for all periods presented herein have been restated to conform to SFAS No. 128.

     The following table reconciles the weighted-average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.

                                                                YEAR ENDED APRIL 30,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
                                                               (AMOUNTS IN THOUSANDS)
Weighted average shares outstanding -- basic................  21,315   20,119   19,348
Stock Option equivalent shares..............................   1,098      N/A      N/A
Subordinated Convertible Note equivalent shares.............      20      N/A      N/A
                                                              ------   ------   ------
Weighted average shares outstanding -- diluted..............  22,433   20,119   19,348
                                                              ======   ======   ======

  Statement of Cash Flows

     The consolidated statements of cash flows are intended to reflect only cash receipt and cash payment activity and does not reflect non-cash investing and financing activity. In fiscal 1998 and 1997, the Company recognized a tax benefit of approximately $0.9 million and $2.8 million, respectively, related to the exercise of stock options, which is reflected in the accompanying consolidated statements of cash flows. Non-cash activity for each of the three one-year periods ended April 30, 1998, 1997, and 1996 was not significant except for the acquisition of SQL Software, Ltd. in March, 1998, as more fully discussed in Note 2, and the conversion of subordinated convertible notes into common stock, as shown in the accompanying consolidated statement of changes in stockholders' equity.

  Accounting for Stock-based Compensation

     Under SFAS No. 123, "Accounting for Stock-based Compensation", companies can either elect to recognize compensation expense based upon the estimated fair value of employee stock options and other equity instruments issued to employees at the date the instruments are granted or they can elect to continue to follow the guidance under APB Opinion 25 -- Accounting for Stock Issued to Employees ("APB 25"), and disclose in the footnotes the pro forma net income and earnings per share as if FAS 123 had been applied. The Company will continue to follow the guidance of APB 25. (See Note 8)

  Property and Equipment and Other Long-Lived Assets

     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Furniture and equipment are generally depreciated over terms of three to five years, leasehold improvements are amortized over the shorter of the assets' useful lives or the term of the related lease period. Computer software purchased for internal use is amortized over terms not exceeding five years. Repairs and maintenance are charged to operations as incurred. Major improvements and betterments are capitalized. Goodwill and acquired intangible assets are amortized over their useful lives which are estimated to be five years.

     In accordance with Statement of Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), all non current assets that are to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company estimates the future cash flows expected from using the asset(s) in question and their eventual disposition. When this amount is less than the carrying amount, an impairment loss is recorded. Assets to be disposed of, with certain exceptions, are reported at the lower of cost or fair value less the cost to sell the asset. In fiscal 1997, the Company recorded a charge for impairment of certain long-lived assets, as more fully described in Note 3.

  Research and Development

     Research and development expense, before the capitalization of certain internal software development costs, amounted to $26.3 million, $27.0 million and $25.9 million for the fiscal years ended April 30, 1998, 1997 and 1996, respectively.

  Capitalized Software

     Certain internal software development costs are capitalized subsequent to the establishment of technological feasibility for the product as evidenced by a working model. Capitalized internal software development costs amounted to $2.1 million, $9.5 million, and $11.3 million for the fiscal years ended April 30, 1998, 1997 and 1996, respectively. Capitalization ceases when the product is available for general release to customers, at which time amortization of the capitalized costs begins. The Company also purchases selected technologies from time to time to supplement or expand its product lines. The Company amortizes capitalized software development costs for new products based upon the greater of the amount computed using (i) the ratio of current gross revenues to current and future anticipated gross revenues or (ii) the straight line method, over a three year life or the products' economic life, if shorter. Purchased software is amortized over useful lives of three to five years on a straight-line basis. Amortization of capitalized and purchased software costs was $2.2 million, $8.7 million, and $10.6 million during fiscal 1998, 1997, and 1996, respectively, and is included in cost of products.

     The Company continually compares the unamortized costs of capitalized software development costs and purchased software costs to the expected future revenues for those products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off. (See Note 3)

  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both SFAS No. 130 and SFAS No. 131 are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

     The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company does not expect the application of the SOP to have a material impact on its financial condition or results of operations.

  Reclassifications

     Certain amounts previously reported have been reclassified to conform with current year presentation.

(2) ACQUISITIONS

  SQL Software, Ltd.

     In the fourth quarter of fiscal 1998, the Company acquired SQL Software, Ltd. ("SQL"), by exchanging 1,251,450 shares of common stock for all the outstanding shares of SQL. The acquisition was accounted for under the purchase method. The purchase price, including transaction costs of $1.5 million and assumed liabilities of $2.4 million, was determined to be $19.2 million. Of that amount, $15.7 million was allocated to purchased research and development and was written off in fiscal 1998 since no technological feasibility or alternative future use could be demonstrated. Additionally, $1.1 million was allocated to capitalized software and $2.4 million was allocated to goodwill and other intangibles. The amounts allocated to goodwill and other intangibles will be amortized over their useful lives which are estimated to be five years.

     The unaudited pro forma combined historical results, as if SQL had been acquired at the beginning of fiscal 1998 and fiscal 1997, are estimated to be (in thousands):

                                                                1998       1997
                                                              --------   --------
Revenue.....................................................  $206,083   $166,816
Net Income..................................................  $  6,601   $(20,846)
Diluted earnings per share..................................  $   0.28   $  (0.97)

  TechGnosis International, Inc.

     In October 1995, INTERSOLV acquired all of the outstanding common and preferred stock of TechGnosis International, Inc. ("TechGnosis") for 2.5 million shares of INTERSOLV common stock and $4.8 million in cash. In addition, INTERSOLV also assumed TechGnosis' obligations under its $3.9 million of 8.4% Subordinated Convertible Notes ("Notes") due in 1999. The notes are convertible into 1,020,756 shares of INTERSOLV common stock. Total value of the transaction was approximately $80 million. TechGnosis, which is headquartered in Belgium, provides cross-platform data access technology for client/server environments. The transaction was accounted for using the "pooling-of-interests" method.

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

(3) NON-RECURRING CHARGES

  Write-Off of SQL Purchased R&D

     In fiscal 1998, purchased research and development arising from the SQL acquisition in the amount of $15.7 million was written off. The Company also recognized $1.7 million in non-recurring expenses which were primarily associated with discontinued businesses. During fiscal 1998, the Company exited the Allegris product line at a total cost of $2.4 million. Offsetting this amount were gains on the sale of the Excelerator product ($250 thousand) and non-strategic consulting services ($170 thousand) and a net reduction in restructuring accruals established in fiscal 1997 ($247 thousand). As of April 30, 1998, the remaining liabilities of $3.3 million and $.9 million relate to the SQL acquisition and to Allegris, respectively.

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

  TechGnosis Acquisition Charges

     In October 1995, the Company incurred $11.6 million of non-recurring charges related to the acquisition of TechGnosis. This includes $3.3 million to restructure distributor agreements, $2.5 million for consolidation of offices and equipment, $2.2 million for severance and related costs, $2 million to write-off overlapping technologies and $1.6 million of direct transaction and other transition expenses. As of April 30, 1998 and 1997, the remaining liabilities of $.2 million and $.7 million relate to amounts to be disbursed for continuing office lease obligations, respectively.

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

                                                        NORTH      EUROPE     ASIA/
                                                       AMERICA    & OTHER    PACIFIC    CONSOLIDATED
                                                       --------   --------   --------   ------------
FISCAL 1998:
Revenues:
     Customers.......................................  $144,334   $41,230    $10,916      $196,480
     Intercompany....................................     2,788      (626)    (2,162)           --
                                                       --------   -------    -------      --------
          TOTAL......................................  $147,122   $40,604    $ 8,754      $196,480
                                                       ========   =======    =======      ========
Income (loss) from operations........................  $  4,387   $ 4,446    $  (289)     $  8,544
                                                       ========   =======    =======      ========
Identifiable assets..................................  $107,799   $22,163    $ 2,904      $132,866
                                                       ========   =======    =======      ========
FISCAL 1997:
Revenues:
     Customers.......................................  $111,541   $31,509    $17,363      $160,413
     Intercompany....................................      (330)    3,920     (3,590)           --
                                                       --------   -------    -------      --------
          Total......................................  $111,211   $35,429    $13,773      $160,413
                                                       ========   =======    =======      ========
Income (loss) from operations........................  $(21,878)  $  (505)   $ 4,053      $(18,330)
                                                       ========   =======    =======      ========
Identifiable assets..................................  $ 72,167   $15,163    $ 8,687      $ 96,017
                                                       ========   =======    =======      ========
FISCAL 1996:
Revenues:
     Customers.......................................  $ 96,883   $32,420    $16,010      $145,313
     Intercompany....................................     5,311    (4,711)      (600)           --
                                                       --------   -------    -------      --------
          TOTAL......................................  $102,194   $27,709    $15,410      $145,313
                                                       ========   =======    =======      ========
Income (loss) from operations........................  $ (1,798)  $(4,215)   $ 4,590      $ (1,423)
                                                       ========   =======    =======      ========
Identifiable assets..................................  $ 83,361   $19,096    $ 8,460      $110,917
                                                       ========   =======    =======      ========

     Intercompany revenues between geographic areas are accounted for as transfer fees representative of transactions with unaffiliated third parties. These fees are intended to cover primarily software development expense and cost of goods. Identifiable assets are those assets that are identifiable with operations in each geographic area. General corporate assets in North America include cash and cash equivalents and capitalized software costs. One customer accounted for 11% of revenues in fiscal 1998. No customer accounted for 10% or more of total revenue during the fiscal years ended April 30, 1997 and 1996. Included in Europe and Other revenues is $5.3 million, $4.8 million and $7.3 million of export revenues to countries where the Company has no foreign owned operations. Approximately 95% of the North American revenues is to customers based in the United States and the remainder is to customers in Canada and Mexico.

(5) DEBT

  Lines of Credit and Short-Term Notes Payable

     The Company has an unsecured credit arrangement with two banks (the "Credit Agreement"). The Credit Agreement provides for borrowings not to exceed $15 million. The Credit Agreement was renewed in October 1996 and is due to expire in September 1998. Interest on borrowings would be at the LIBOR rate plus 1.5% or prime, at the Company's option. The commitment fee is 3/8% per annum on the unused portion of the credit line. The weighted average rate during fiscal 1998 and the rate as of April 30, 1998 was 8.50%. The Credit Agreement has various covenants which limit the Company's ability to dispose of assets, purchase its own stock, pay dividends and purchase other significant businesses or technologies. The Company is also required to maintain certain financial ratios. The Company was in violation of the debt service coverage covenant for fiscal 1998. This violation was waived by the two banks. As of April 30, 1998 and 1997, there was $3 million and $6 million outstanding, respectively. No amounts were outstanding during the year ended April 30, 1996.

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

  Long-term Debt

     Long-term debt consists of the following at April 30:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Notes payable to two companies with interest at 5.47%;
  payable in monthly principal and interest installments
  through February 1999.....................................   $  190    $   406
Non-interest bearing accrued liabilities payable to four
  individuals, payable in monthly installments..............    1,375      2,009
                                                               ------    -------
     Total debt.............................................    1,565      2,415
Less current portion........................................     (973)    (1,170)
                                                               ------    -------
     Long-term debt excluding current portion...............   $  592    $ 1,245
                                                               ======    =======

     The maturities of long-term debt are as follows (in thousands):

1999........................................................   $  973
2000........................................................      592
                                                               ------
                                                               $1,565
                                                               ======

(6) COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially effect the financial position or results of operations of the Company.

  Operating Lease Obligations

     The Company leases office space and equipment under non-cancelable operating leases expiring through 2017. In addition, the Company leases office equipment on a month-to-month basis, which can be terminated at any time at the Company's option. None of the agreements contain unusual renewal or purchase options. Total rent expense in fiscal 1998, 1997 and 1996 was $11.6 million, $10.5 million, and $7 million, respectively.

     Future minimum lease payments under the non-cancelable operating lease agreements as of April 30, 1998, are as follows:

                             YEARS ENDING APRIL 30,
                                 (IN THOUSANDS)

 1999    2000    2001    2002    2003   THEREAFTER   TOTAL
------  ------  ------  ------  ------  ----------  -------
$7,280  $4,703  $3,680  $3,127  $3,002   $11,976    $33,768

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

(7) SUBORDINATED CONVERTIBLE NOTES

     As a result of the acquisition of TechGnosis in October 1995, the Company incurred an obligation for $3,865,000 of 8.4% subordinated convertible notes which are due in September 1999. Interest is payable quarterly. As of April 30, 1998, there was $38,330 of principal amount outstanding, which can be converted into INTERSOLV common stock at the option of the holder at any time prior to maturity. The conversion price per share is $3.7864, which would be adjusted for certain dilutive events. The Company may prepay the notes at any time prior to maturity. Upon prepayment, the note holder will receive a warrant to purchase the number of shares of INTERSOLV common stock determined by dividing the prepayment amount by the conversion price. The warrants shall be exercisable until 1999. The Company has not prepaid any of the notes or issued any warrants.

(8) CAPITAL STOCK

  Stock Option Plans

     The Company has two active stock option plans, the 1992 Stock Option Plan (the "1992 Plan"), which provides for the granting of incentive and nonqualified stock options to purchase up to 4,000,000 shares of common stock and the 1997 Employee Stock Option Plan (the "1997 Plan") which provides for the granting of nonqualified stock options to purchase up to 700,000 shares of common stock. The option price must be equal to or greater than fair market value at the date of grant. Options are granted for terms of up to ten years and most are exercisable in cumulative annual increments of 25% each year, commencing one year after the date of grant. These plans expire in 2002 and 2007, respectively. The Company applies APB Opinion 25 and related interpretations in accounting for this plan. Accordingly, no compensation expense has been recorded in the accompanying financial statements for this plan.

     The Company has 272,658 options outstanding under the 1982 Stock Option Plan (the "1982 Plan"), which has expired. In addition, the Company has 3,511 shares and 31,018 shares outstanding under option plans that were assumed from Q+E and TechGnosis, respectively, as a result of the acquisition of those companies. The average price of the outstanding options is $10.30, $10.38, and $1.66 under the 1982, Q+E and TechGnosis plans, respectively. No further options will be granted under those plans.

     Information regarding the Company's 1992 Plan is summarized below:

                                                              WEIGHTED-                    FAIR VALUE OF
                                                               AVERAGE         OPTIONS        OPTIONS
                                                 SHARES     EXERCISE PRICE   EXERCISABLE      GRANTED
                                                ---------   --------------   -----------   -------------
April 30, 1995 options outstanding............  1,122,065       $ 9.19         152,207
     Granted..................................  1,274,998        13.22                      $10,554,706
     Exercised................................   (196,591)        8.13
     Canceled.................................   (379,762)       14.77
April 30, 1996 options outstanding............  1,820,710        10.78         293,871
     Granted..................................    883,574         8.19                      $ 4,881,907
     Exercised................................     (2,500)        7.25
     Canceled.................................   (249,814)       11.16
April 30, 1997 options outstanding............  2,451,970         9.82         748,683
     Granted..................................  1,068,400        11.08                      $ 3,096,526
     Exercised................................   (379,630)        9.85
     Canceled.................................   (201,643)       10.41
                                                ---------
April 30, 1998 options outstanding............  2,939,097       $10.23         977,061
                                                =========

     As of April 30, 1998, there were 2,939,097 options outstanding and 977,061 option exercisable under the 1992 Plan. Exercise prices of options outstanding and options exercisable as of April 30, 1998 are as follows:

                                                    OPTIONS       OPTIONS     WEIGHTED AVERAGE
            RANGE OF EXERCISE PRICES              OUTSTANDING   EXERCISABLE     LIFE (YEARS)
            ------------------------              -----------   -----------   ----------------
$ 6.50 -- $14.00................................   2,771,606      917,396           7.7
$14.00 -- $21.00................................     167,491       59,665           9.0
                                                   ---------      -------           ---
                                                   2,939,097      977,061           7.8
                                                   =========      =======           ===

     Information regarding the Company's 1997 Plan is summarized below:

                                                    WEIGHTED-
                                                     AVERAGE         OPTIONS      FAIR VALUE OF
                                         SHARES   EXERCISE PRICE   EXERCISABLE   OPTIONS GRANTED
                                         -------  --------------   -----------   ---------------
April 30, 1997, options outstanding....       --
     Granted...........................  427,770      $15.78              --       $1,239,798
     Exercised.........................       --          --
     Canceled..........................   13,030       16.00
                                         -------
April 30, 1998, options outstanding....  414,740      $14.77              --
                                         =======

     As of April 30, 1998, the 414,740 options outstanding under the 1997 Plan have exercise prices between $13.00 and $16.00 and a weighted-average remaining contractual life of 9.7 years.

     If the Company had recorded compensation for the 1992 Plan and the 1997 Plan based upon the fair value at the grant dates of options issued in fiscal 1997 and 1998 and for the Employee Stock Purchase Plan at the dates of purchase, consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been adjusted to the amounts shown below:

                                                         FISCAL 1997       FISCAL 1998
                                                         -----------       -----------
Net Income (Loss)                      As reported        $(21,166)          $5,515
                                       Pro forma          $(24,065)          $1,487
Basic Earnings Per Share               As reported        $  (1.05)          $ 0.26
                                       Pro forma          $  (1.20)          $ 0.07
Diluted Earnings Per Share             As reported        $  (1.05)          $ 0.25
                                       Pro forma          $  (1.20)          $ 0.07

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of six years, expected volatility of 69%, a dividend yield of 0% and a risk-free interest rate of 6.25 % in fiscal 1997 and 5.5% in fiscal 1998.

  Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan, which is authorized to grant rights to purchase an aggregate maximum of 1,200,000 shares of common stock. Employees of the Company with three months of continuous service are eligible to participate.

     Rights are granted twice yearly and are exercisable effective the succeeding June 30 or December 31. Eligible employees may purchase shares of common stock through payroll deductions at a purchase price which is 85% of fair market value at the beginning or the end of each six-month offering period, whichever is lower. During fiscal 1998, 1997, and 1996, respectively, 286,356, 203,076, and 102,958 shares of common stock were purchased under this plan.

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

     In connection with entering into the MicroFocus merger agreement, the Company amended the Rights Plan to exclude transactions in connection with the merger.

  Warrants

     In fiscal 1997, the Company issued warrants to purchase 140,000 shares of the Company's common stock at an exercise price of $10.375. As of April 30, 1998, 108,734 shares were exercisable, with the balance becoming exercisable in increments of 31,267 shares on an annual basis through February 1999. The warrants expire in 2006.

(9) EMPLOYEE BENEFIT PLAN

  401(k) Plan

     The Company has a savings and investment plan (the "Plan") which covers employees of the Company and that qualifies under section 401(k) of the Internal Revenue Code. All full-time employees who are at least 21 years old and have worked a minimum of three months at the Company are eligible to participate. Contributions up to 10% of eligible employees' salaries, as defined, may be made by employees and the Company can make matching contributions. The Company contributed $447,000, $346,000 and $303,000 in fiscal 1998, 1997 and 1996, respectively.

(10) INCOME TAXES

     The U.S. and foreign components of income (loss) before provision for income taxes were as follows (in thousands):

                                                               YEARS ENDED APRIL 30,
                                                           ------------------------------
                                                             1998       1997       1996
                                                           --------   --------   --------
United States............................................   $4,075    $(21,672)  $ 2,951
Foreign..................................................    4,167       3,267    (3,334)
                                                            ------    --------   -------
                                                            $8,242    $(18,405)  $  (383)
                                                            ======    ========   =======

     The provision for income taxes consist of the following (in thousands):

                                                                  YEARS ENDED APRIL 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Current provision:
     U.S. federal...........................................   $1,637     $1,547     $   --
     Foreign................................................      620        904         --
     State..................................................      460        151        593
                                                               ------     ------     ------
                                                                2,717      2,602        593
                                                               ======     ======     ======
Deferred provision (benefit)
     U.S. federal...........................................       --        159      2,735
     Foreign................................................       --         --         --
     State..................................................       --         --         --
                                                               ------     ------     ------
                                                                   --        159      2,735
                                                               ------     ------     ------
                                                               $2,717     $2,761     $3,328
                                                               ======     ======     ======

     The provision for income taxes result in effective tax rates which differ from the U.S. Federal statutory income tax rate as follows:

                                                              1998    1997     1996
                                                              -----   -----   ------
Statutory U.S. Federal income tax rate......................   35.0%  (35.0)%  (35.0)%
State income taxes, net of federal benefit..................    3.7     1.0     77.7
Foreign taxes impact........................................   (5.3)   (4.7)  (143.2)
Changes in valuation allowance and liability for tax
  exposures.................................................  (71.1)   52.5    909.1
Nondeductible purchased research and development............   66.8     1.2     60.3
Other.......................................................    3.9      --       --
                                                              -----   -----   ------
                                                               33.0%   15.0%   868.9%
                                                              =====   =====   ======

     The tax effects of the components of the deferred tax assets and liabilities are as follows (in thousands):

                                                              APRIL 30,   APRIL 30,
                                                                1998        1997
                                                              ---------   ---------
     Net operating loss carryforwards.......................   $ 2,786    $  7,849
     Research and experimental tax credits..................       800       1,809
     Property and equipment.................................       669         301
     Allowance for doubtful accounts........................       984         971
     Other accruals.........................................     1,535       2,934
     Valuation allowance....................................    (6,774)    (13,864)
                                                               -------    --------
          Total deferred tax assets.........................        --          --
                                                               =======    ========
Deferred tax liabilities:
     Liability for tax exposures............................    (3,633)     (4,027)
     Capitalized software, net..............................    (1,631)     (1,237)
                                                               -------    --------
          Total deferred tax liabilities....................    (5,264)     (5,264)
                                                               -------    --------
          Net deferred tax liabilities......................   $(5,264)   $ (5,264)
                                                               =======    ========

     The Company provided a full valuation allowance on the total amount of its deferred tax assets at April 30,1998 since management does not believe that it is more likely than not that these assets will be realized. Net operating loss carryforwards for U.S. and foreign tax purposes are $5.5 million and $1.2 million, respectively, which expire through 2012.

(11) OTHER INCOME (EXPENSE)

     Other income (expense) includes interest income of $559,000, $501,000, and $1,083,000 in fiscal 1998, 1997, and 1996, respectively, and interest expense of $871,000, $578,000, and $615,000 in fiscal 1998, 1997, and 1996, respectively.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

                       QUARTERS                            FIRST      SECOND       THIRD      FOURTH
                       --------                          ---------   ---------   ---------   ---------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
Revenues...............................................   $41,330     $47,767     $49,014    $ 58,369
Costs and Expenses.....................................    40,725      44,429      43,594      62,217
Net Income (loss)......................................       605       3,338       5,420      (3,848)
Basic net income (loss) per share......................   $  0.03     $  0.16     $  0.26    $  (0.17)
Diluted net income (loss) per share....................   $  0.03     $   .15     $  0.24    $  (0.17)
Stock Price:
     High..............................................   $ 14.63     $ 18.50     $ 21.25    $  20.50
     Low...............................................   $  7.13     $ 11.25     $ 12.00    $  13.88
1997
Revenues...............................................   $32,747     $37,665     $42,083    $ 47,918
Costs and Expenses.....................................    32,830      35,615      37,062      73,236
Net income (loss)......................................        36       1,396       3,369     (25,967)
Basic net income (loss) per share......................      0.00     $  0.07     $  0.17    $  (1.26)
Diluted net income (loss) per share....................      0.00     $  0.07     $  0.16    $  (1.26)
Stock Price:
     High..............................................   $ 12.00     $  9.87     $ 11.12    $  10.12
     Low...............................................   $  8.37     $  7.50     $  7.50    $   6.25

     The fourth quarter of fiscal 1998 includes a non-recurring charge of $15.7 million which represents the write off of research and development costs purchased as part of the SQL acquisition. A charge of $1.7 million was also recorded in connection with the disposition of non-strategic products. The fourth quarter of fiscal 1997 includes a non-recurring charge of $28.9 million related to the writedown of certain software and intangible asset balances. These charges are more fully discussed in Note 3.

(13) SUBSEQUENT EVENT

     On June 17, 1998, the Company signed a definitive agreement to merge with Micro Focus Group, plc. Micro Focus is a UK company with principal offices in Newbury, England and Mountain View, California. Under the terms of the agreement, each share of the Company's common stock will be exchanged for .55 shares of Micro Focus American Depositary Shares and each INTERSOLV option will be exchanged for an equivalent Micro Focus option. Micro Focus shares are listed both on the London Stock Exchange and on the NASDAQ National Market System. The transaction is subject to regulatory approval in the US and the UK as well as to the approval of each company's shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as set forth below in this Item 10, the information required by this
Item 10 is incorporated herein by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1998.

EXECUTIVE OFFICERS

     The following table indicates the names, ages and positions of the Company's executive officers. There is no family relationship between any of the officers or directors.

                   NAME                     AGE                        POSITION
                   ----                     ---                        --------
Kevin J. Burns............................  49    Chairman of the Board
Gary G. Greenfield........................  43    President and Chief Executive Officer
Kenneth A. Sexton.........................  44    Senior Vice President, Finance & Administration and
                                                  Chief Financial Officer
Panos Anastassiadis.......................  48    Senior Vice President, Data Connectivity
John J. Cimral............................  45    Senior Vice President, Automated Software Quality
Gary M. Wright............................  53    Senior Vice President, Enterprise Application
                                                  Renewal

     Mr. Burns was Chief Executive Officer of the Company from 1986 to 1996. He was elected Chairman of the Board in 1990. From 1986 to 1995, Mr. Burns also served as President of the Company. From 1984 to 1986, he was Executive Vice President and Chief Operating Officer, and from 1982 to 1984, Executive Vice President of the Company. He has also been a Director of the Company since 1986. In October 1997, Mr. Burns became a non-employee Chairman of the Company.

     Mr. Greenfield was elected Chief Executive Officer of the Company in 1996. From 1995 to 1996, he was President and Chief Operating Officer. From 1992 to 1995, he was Executive Vice President, Chief Operating Officer. From 1989 to 1992, he was Executive Vice President, Product Operations. From April 1991 to October 1991 he was also the Chief Financial Officer of the Company. He served as Senior Vice President, Product Services and Operations from 1988 to 1989. He served as Vice President, Marketing from 1987 to 1988.

     Mr. Sexton was elected Senior Vice President, Finance & Administration and Chief Financial Officer of the Company in 1996. From 1991 to 1996, he was Vice President, Finance & Administration and Chief Financial Officer of the Company. From 1984 to 1991, he was Controller and Chief Accounting Officer of Life Technologies, Inc., a biotechnology company.

     In May 1998, Mr. Anastassiadis was appointed Senior Vice President and General Manager of the Company's Data Connectivity business unit. In 1996 and 1997, Mr. Anastassiadis was Senior Vice President, Worldwide Distribution. From 1993 to 1996, he was Senior Vice President, International Operations. From 1991 to 1993, he was country manager of the Company's Southern European operations and prior to that he held senior sales positions with Legent Corporation.

     In May 1998, Mr. Cimral was appointed Senior Vice President and General Manager of the Company's Automated Software Quality business unit. In 1997 and 1996, Mr. Cimral was Vice President of the PVCS product line. Prior to joining INTERSOLV, he held executive positions at Symantic's Peter Norton product group, Datalogix International and Bachman Information Systems.

     In May 1998, Mr. Wright was appointed Senior Vice President and General Manager of the Company's Enterprise Application Renewal business unit. In 1997, Mr. Wright was Senior Vice President, Worldwide Services. From 1995 to 1997, he was Vice President, Worldwide Services. From 1992 to 1995, he was a principal with Insource Technology Corporation, a technology services company, and from 1990 to 1992, he was President and Chief Executive Officer of Information Technology Associates, Inc., a management consulting company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS A PART OF THIS FORM 10-K:

     1. FINANCIAL STATEMENTS. The following consolidated financial statements of INTERSOLV, Inc. and Subsidiaries and Report of Independent Accountants relating thereto are filed as Item 8 of this report.

     Description

        Report of Independent Accountants

        Consolidated Balance Sheets as of April 30, 1998 and 1997

        Consolidated Statements of Operations for the fiscal years ended April 30, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1998, 1997 and 1996

        Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended April 30, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULES.

        The following consolidated financial statement schedule of INTERSOLV, Inc. and Subsidiaries are filed as a schedule to this Report:

        Schedule II -- Valuation and Qualifying Accounts and Reserves

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

     3. EXHIBITS. The following Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K) are filed with this Report or incorporated by reference as set forth below:

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
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

Instruments Defining the Rights of Security Holders, Including Indentures
 4.0 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.0 to the Company's Annual Report on Form 10-K for the fiscal year ended 1992).
 4.1 Rights Agreement, dated August 29, 1989 between the Company and Sovran Bank, N.A. (incorporated herein by reference to Exhibits 4.1 to the Company's Current Report on Form 8-K dated September 21, 1989). First National Bank of Boston is currently the Company's transfer agent and has assumed
         Sovran Bank's obligations under this agreement.
 4.2     First Amendment to Rights Agreement

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
Certain Management Contracts, Compensation Plans, Contracts or Arrangements
10.1     The Company's 1982 Stock Option Plan, as amended
         (incorporated herein by reference to Exhibit 10.1 to the
         Company's Annual Report on Form 10-K for the fiscal year
         ended April 30, 1990).
10.2     The Company's Amended and Restated 1992 Stock Option Plan.
10.4     Amendment to the Company's 1992 Stock Option Plan, dated
         June 16, 1994 (incorporated herein by reference to Exhibit
         10.6 of the Company's Annual Report on Form 10-K for the
         fiscal year ended April 30, 1994).
10.6     The Company's 1992 Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 4(a) to the Company's
         Registration Statement of Form S-8 (Registration No.
         33-56166)).
10.7     Amendment to the Company's 1992 Employee Stock Purchase
         Plan, dated June 16, 1993 (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K
         for the fiscal year ended April 30, 1993).
10.8     Amendment to the Company's 1992 Employee Stock Purchase
         Plan, dated July 1, 1996 (incorporated by reference to
         Exhibit 4(b) to the Company's Registration Statement on Form
         S-8 (Registration No. 333-07351)).
10.9     Employment Agreement between the Company and Kevin J. Burns,
         Chairman, dated October 1, 1996.
10.10    Employment Agreement between the Company and Gary G.
         Greenfield, President and Chief Executive Officer, dated
         August 1, 1996 (incorporated herein by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended July 31, 1996).
10.11    Employment Agreement between the Company and Kenneth A.
         Sexton, Senior Vice President and Chief Financial Officer,
         dated August 1, 1996 (incorporated herein by reference to
         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
         for the quarter ended July 31, 1996).
Material Contracts in Ordinary of Business
10.12    Financing Agreement dated July 27, 1992 between the Company as the borrower and Maryland National Bank and First
         National Bank of Boston as lenders (incorporated by
         reference to Exhibit 10.25 to the Company's Annual Report on
         Form 10-K for the fiscal year ended April 30, 1992).
10.13    Amendment to the Financing Agreement dated July 19, 1993,
         between the Company as borrower and Maryland National Bank and First National Bank of Boston as lenders (incorporated herein by reference to Exhibit 10.27 to the Company's Annual
         Report on Form 10-K for the fiscal year ended April 30,
         1993).
10.14    Amendment to the Financing Agreement dated August 11, 1994, between the Company as borrower and Nations Bank (successor to Maryland National Bank) and First National Bank of Boston
         as lenders (incorporated herein by reference to Exhibit
         10.10 to the Company's Annual Report on From 10-K for the
         fiscal year ended April 30, 1994).
10.15    Amendment to the Financing Agreement dated October 30, 1996, between the Company as borrower and NationsBank, N.A.
         (successor to Maryland National Bank) and First National
         Bank of Boston as lenders.
Other Contracts
10.17    Form of Indemnification Agreement between the Company and
         its directors, officers and certain employees (incorporated herein by reference to Exhibit 10.13 to the Company's Annual
         Report on Form 10-K for the fiscal year ended April 30,
         1994).
10.18    Stock Exchange Agreement by and among INTERSOLV, Inc., PC
         Strategies & Solutions, Inc. and Michael Goldman dated May
         1, 1995 (incorporated herein by reference to the Company's
         Current report on Form 8-K as filed on May 11, 1995).
10.19    Registration Rights Agreement between INTERSOLV, Inc. and
         Michael Goldman dated May 1, 1995 (incorporated herein by
         reference to the Company's current report on Form 8-K as
         filed on May 11, 1995).

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
10.20    Agreement of Merger dated October 22, 1995 by and among
         INTERSOLV, TechGnosis International, Inc., INTERSOLV Perkins
         Corporation and certain stockholders of TechGnosis
         International, Inc. (incorporated herein by reference to
         Exhibit 2 of the Company's Current Report on Form 8-K as
         filed on November 7, 1995).
10.21    Registration Rights Agreement between INTERSOLV, Inc. and
         certain stockholders of TechGnosis International, Inc.
         (incorporated herein by reference to Exhibit 3 of the
         Company's Current Report on Form 8-K as filed on November 7,
         1995).
10.22    Agreement and Plan of Reorganization Among Micro Focus
         Group, plc, Tower Merger Sub, Inc. and Intersolv, Inc. dated
         June 17, 1998.
                                                  Other Exhibits
 4.2     First Amendment to Rights Agreement
10.2     Amended and Restated 1992 Stock Option Plan
10.22    Agreement and Plan of Reorganization
21.1     Subsidiaries of the Company.
23.1     Consent of PricewaterhouseCoopers LLP
27       Financial Data Schedule (EDGAR version only)

(B) REPORTS ON FORM 8-K:

     Current Report on Form 8-K dated March 17, 1998 regarding the acquisition of SQL Software, Ltd.

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

     Date: July 9, 1998
                                          INTERSOLV, INC.

                                          By      /s/ KENNETH A. SEXTON
                                            ------------------------------------
                                            Kenneth A. Sexton
                                            Senior Vice President, Finance &
                                             Administration and Chief Financial
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on July 9, 1998.

                  SIGNATURE                                        TITLE
                  ---------                                        -----

             /s/ KEVIN J. BURNS                Chairman of the Board of Directors
---------------------------------------------
               Kevin J. Burns

           /s/ GARY G. GREENFIELD              Director and Chief Executive Officer
---------------------------------------------  (Principal Executive Officer)
             Gary G. Greenfield

            /s/ KENNETH A. SEXTON              Senior Vice President, Finance &
---------------------------------------------  Administration and Chief Financial Officer
              Kenneth A. Sexton                (Principal Financial and Accounting Officer)

          /s/ RICHARD A. CARPENTER             Director
---------------------------------------------
            Richard A. Carpenter

           /s/ C. THOMAS FAULDERS              Director
---------------------------------------------
             C. Thomas Faulders

            /s/ ROBERT N. GOLDMAN              Director
---------------------------------------------
              Robert N. Goldman

          /s/ RUSSELL E. PLANITZER             Director
---------------------------------------------
            Russell E. Planitzer

              /s/ FRANK A. SOLA                Director
---------------------------------------------
                Frank A. Sola

              /s/ R. CRAIG ROOS                Director
---------------------------------------------
                R. Craig Roos

              /s/ MICHEL BERTY                 Director
---------------------------------------------
                Michel Berty

                        INTERSOLV, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                          BALANCE AT   CHARGED TO   CHARGED TO
                                          BEGINNING    COSTS AND      OTHER      DEDUCTIONS    BALANCE AT
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS    WRITE-OFFS   END OF PERIOD
              -----------                 ----------   ----------   ----------   ----------   -------------
1998
Allowance for doubtful accounts.........   $(4,129)     $(2,480)       $ --        $3,708        $(2,901)
                                           =======      =======        ====        ======        =======
1997
Allowance for doubtful accounts.........   $(3,136)     $(3,863)       $ --        $2,870        $(4,129)
                                           =======      =======        ====        ======        =======
1996
Allowance for doubtful accounts.........   $(1,960)     $(2,515)       $ --        $1,339        $(3,136)
                                           =======      =======        ====        ======        =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:
                                          INTERSOLV, INC.

                                          By
                                            ------------------------------------
                                             Kenneth A. Sexton
                                             Senior Vice President, Finance &
                                             Administration and Chief Financial
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 1998.

                  SIGNATURE                                        TITLE
                  ---------                                        -----

                                               Chairman of the Board of Directors
---------------------------------------------
               Kevin J. Burns

                                               Director and Chief Executive Officer
---------------------------------------------  (Principal Executive Officer)
             Gary G. Greenfield

                                               Senior Vice President, Finance &
---------------------------------------------  Administration and Chief Financial Officer
              Kenneth A. Sexton                (Principal Financial and Accounting Officer)

                                               Director
---------------------------------------------
            Richard A. Carpenter

                                               Director
---------------------------------------------
             C. Thomas Faulders

                                               Director
---------------------------------------------
              Robert N. Goldman

                                               Director
---------------------------------------------
            Russell E. Planitzer

                                               Director
---------------------------------------------
                Frank A. Sola

                                               Director
---------------------------------------------
                R. Craig Roos

                                               Director
---------------------------------------------
                Michel Berty