Form 10-K405/A
period 1998-04-30
INTERSOLV INC
filed 1998-08-21
CIK 805330

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------

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
                          Yes  X                No
                              ---                  ---

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                   EXPLANATORY NOTE TO AMENDMENT TO FORM 10-K

     Intersolv, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended April 30, 1998 with the Securities and Exchange Commission on July 9, 1998 (the "Report"). The Report, as permitted by General Instruction G(3) to Form 10-K, incorporated by reference to the Company's definitive proxy statement to be filed by August 28, 1998 the information required to be included in Part III of the Report. On June 17, 1998, the Company entered into a merger agreement with Micro Focus Group Plc pursuant to which Micro Focus Group Plc will acquire the Company (the "Merger"). In view of the anticipated Merger, the Company currently does not contemplate holding an annual meeting of stockholders prior to the completion of the Merger or filing a definitive proxy statement with respect to an annual meeting of stockholders. Accordingly, the Company is hereby amending the Report to provide the information previously contemplated to be provided by incorporation by reference to a definitive proxy statement with respect to an annual meeting of stockholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company has a classified Board of Directors consisting of three Class A directors, three Class B directors and three Class C directors, who will serve until the Annual Meetings of Stockholders to be held in 1999, 2000 and 1998, respectively, and until their respective successors are elected and qualified. At each Annual Meeting, directors are elected for a full term of three years to succeed those directors whose terms expire at the Annual Meeting date.

     The following information relates to the directors of the Company.

CLASS C DIRECTORS WITH TERM EXPIRING IN 1998:

     Mr. Thomas Faulders, III (Director since 1997), 48, is the Chairman of the Board of Axiom, Inc. From April 1995 to March 1998, he was the Executive Vice President and Chief Financial Officer of BDM International, Inc. Prior to joining BDM, Mr. Faulders was Vice President and Chief Financial Officer of COMSAT Corporation from 1992 to 1995. From 1985 to 1992, Mr. Faulders was a senior executive with MCI Communications Corporation. Mr. Faulders is also on the boards of MLC Holding, Inc., Universal Systems and Technology, Inc. and the Ronald Reagan Institute of Emergency Medicine.

     Mr. Robert N. Goldman (Director since 1986), 49, was elected President and Chief Executive Officer of Object Design, Inc. in November, 1995. He has been a director of Object Design since August, 1995. Prior to joining Object Design, Mr. Goldman was Chairman of Trinzic Corporation from 1992 to 1995. Trinzic was formed by the merger of Aion Corporation and AICorp in 1992. From 1986 to 1992, Mr. Goldman served as President and Chief Executive Officer of AICorp. From 1983 to 1986, Mr. Goldman served as President and Chief Operating Officer of Cullinet Software. Mr. Goldman is a member of the Board of Directors of Citrix Systems, Inc., Parametric Technology Corporation and Systemsoft Corporation.

     Mr. Gary G. Greenfield (Director since 1992), 43, was elected President and Chief Executive Officer in October 1996. Mr. Greenfield has served as President of the Company since 1995. From 1992 to 1996 he was also the Company's Chief Operating Officer. From 1989 to 1992 he was Executive Vice President, Product Operations. He served as Vice President, Marketing from 1987 to 1988, served as Senior Vice President, Product Services and Operations from 1988 to 1989 and briefly served as Chief Financial Officer in 1991. Mr. Greenfield is also a director of Hyperion Solutions, a manufacturer of financial application software products.

CLASS A DIRECTORS WITH TERMS EXPIRING IN 1999:

     Mr. Kevin J. Burns (Director since 1986), 49, was elected Chairman of the Board of the Company in 1990 and in October 1997 became non-employee Chairman. Mr. Burns is also Managing Principal of Lazard Technology Partners. From 1986 to 1996, Mr. Burns was Chief Executive Officer of the Company. From 1986 to 1995, Mr. Burns also served as President of the Company. From 1984 to 1986 he was Executive Vice President and Chief Operating Officer, and from 1982 to 1984, he was Executive Vice President of the Software Products Division of the Company. Mr. Burns is also a director of Object Design, FTP Software and several private information technology companies.

     Mr. Richard A. Carpenter (Director since 1991), 55, served as Vice Chairman of the Board from March to October 1991. In October 1991, he became President of Carpenter Associates, a consulting firm. He served as Chief Executive Officer of Index Technology Corporation from 1983 to 1991, and Chairman of the Board of Index from 1990 to 1991.

     Mr. Frank A. Sola (Director since 1994), 53, has been Chief Executive Officer of Service Strategies, Inc. or its predecessor, Syndetics Corporation, Inc., since 1987. From 1996 to 1997, he was Chairman and Chief Executive Officer of Net Collaborative, Inc., a consulting firm specializing in Internet integration services. Mr. Sola was a Vice President of Cullinet Software, Inc. in 1986. From 1976 to 1985, Mr. Sola served as President and Chief Operating Officer of Computer Partners, Inc.

CLASS B DIRECTORS WITH TERMS TO EXPIRE IN 2000:

     Mr. Michel Berty (Director since 1997), 59, founded MBY Consultant, Inc. in April 1997. From 1972 to 1997, Mr. Berty was an executive of the Cap Gemini Group and served as Chairman and Chief Executive Officer of Cap Gemini America from 1993 to 1997. Mr. Berty is also Chairman of the Board of ZMAX and on the boards of directors of Ascent Logic, Level 8, Mastech and Sapiens International.

     Mr. Russell E. Planitzer (Director since 1982), 53, is currently Managing Principal of Lazard Technology Partners, a private investment fund. From 1989 to January 1998, he was Chairman of Computervision Corporation. He was also Chief Executive Officer of Computervision Corporation from 1993 to 1996.

     Mr. R. Craig Roos (Director since 1997), 52, is the former chairman and Chief Executive Officer of LOCATE, which was sold to MobileMedia Communications in 1996. From 1983 to 1996, Mr. Roos served in the capacity of Chief Executive Officer, Chief Financial Officer and board member of LOCATE, as well as from 1993 to 1995, as Chairman of MobileMedia Corporation and MobileMedia Communications, Inc.

     There is no family relationship between any of the directors or officers. There are no arrangements between any director or officer and any other person pursuant to which he was selected as a director or officer.

     The Board of Directors has a standing Audit Committee which held four meetings during the fiscal year ended April 30, 1998. During such time, the Audit Committee was composed of Messrs. Faulders and Roos. The principal functions of the Audit Committee are to make recommendations to the Board of Directors regarding the engagement of the Company's independent auditors, review and approve any major accounting policy changes affecting the Company's operating results, review the arrangements for and scope of the independent audit and results of the audit and assure that the auditors are in fact independent.

     The Board of Directors has a standing Management Development and Compensation Committee, composed of Messrs. Planitzer and Berty, which held five meetings during the fiscal year ended April 30, 1998. The principal function of the Management Development and Compensation Committee is to make recommendations to the Board of Directors as to compensation arrangements, including the granting of stock options.

     The Board of Directors does not have a nominating committee.

     During the fiscal year ended April 30, 1998, the Board of Directors held six meetings. All directors attended at least 75% of the meetings which occurred while they served on the Board of Directors. All directors attended at least 75% of the meetings of committees on which they served.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     The Company pays each non-employee Board member an annual retainer of $15,000, plus $1,500 and out-of-pocket expenses for attendance at each Board meeting. Further, should any non-employee director be requested by the Company to perform consulting services on the Company's behalf, then such director shall be entitled to receive a fee equal to $1,500 per day for such services.

     Non-employee directors currently are granted an option to purchase 5,000 shares of Common Stock at fair market value as of the date of the first meeting of directors following each election or appointment of the director, and at each subsequent first meeting of directors following each Annual Meeting of Stockholders during such director's term. Each such option shall vest immediately upon its being granted.

     Additionally, each non-employee director shall be granted a non-statutory stock option to purchase 15,000 shares of Common Stock (a) upon he or she initially being elected or appointed to the Board and (b) upon each occasion of he or she being elected to two additional consecutive full terms on the Board. Each such option shall vest in equal annual installments over three years. The exercise price for such options granted to directors shall be no less than the then fair market value.

     Directors who are officers or employees of the Company do not receive additional compensation for serving as a director or committee member. Currently, such directors are Mr. Greenfield and Mr. Burns.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information with respect to the compensation paid by the Company to each of the executive officers during the past three fiscal years, ended April 30.

SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                             ANNUAL COMPENSATION          STOCK
                                                FISCAL   ---------------------------     OPTIONS
         NAME AND PRINCIPAL POSITION             YEAR    SALARY     BONUS     OTHER      AWARDED
         ---------------------------            ------   -------   -------   -------   ------------
                                                           ($)       ($)       ($)         (#)
Gary G. Greenfield............................   1998    275,000   345,786    27,500     265,500
  President and Chief Executive Officer          1997    275,000    68,612    27,500     200,000
                                                 1996    265,000    85,993               130,000
Kevin J. Burns................................   1998    275,000    69,300    13,750          --
  Chairman of the Board                          1997    275,000    68,612    27,500     100,000
                                                 1996    275,000    89,238               130,000
Kenneth A. Sexton.............................   1998    175,000   149,448    17,500      75,000
  Senior Vice President, Finance &               1997    175,000    31,188    17,500      23,000
  Administration, Chief Financial Officer        1996    175,000    32,450                20,000
Panos Anastassiadis...........................   1998    210,000   181,922                90,000
  Senior Vice President & General Manager,       1997    200,000    38,350                33,000
  Data Connectivity                              1996    166,000    86,362                80,000
Gary M. Wright................................   1998    175,000   129,267                60,000
  Senior Vice President & General Manager.....   1997    150,000   100,069                20,000
  Enterprise Application Renewal                 1996    104,875    33,825                25,000

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth the stock options granted to the Company's executive officers during the fiscal year ended April 30, 1998.

                                                         INDIVIDUAL GRANTS
                                                    ---------------------------
                                        OPTIONS       % OF TOTAL
                                       GRANTED ON   OPTIONS GRANTED   EXERCISE                GRANT DATE
                                         COMMON     TO EMPLOYEES IN   PRICE PER  EXPIRATION     PRESENT
                NAME                     STOCK        FISCAL 1998     SHARE(1)    DATE(6)     VALUE(4)(5)
                ----                   ----------   ---------------   ---------  ----------  -------------
                                           #             (%)          ($/SHARE)                   ($)
Gary G. Greenfield...................   265,500          24.85          10.25       (2)      $1,850,535(4)
Kevin J. Burns.......................         0              0
Kenneth A. Sexton....................    75,000           7.02          10.25       (2)      $  522,750(4)
Panos Anastassiadis..................    90,000           8.42          10.25       (2)      $  627,300(4)
Gary M. Wright.......................    40,000           3.74          10.25       (2)      $  278,800(4)
                                         20,000           1.87          16.00       (3)      $  222,000(5)

---------------

(1) The exercise price is the market price on the date the options were granted.
(2) These grants consisted of a combination of both Incentive and Non-Qualified stock options and were made on May 29, 1997. Incentive Stock Options expire ten years from their date of grant, while Non-Qualified Stock Options expire ten years and one month from their date of grant.
(3) This grant was made on September 24, 1997 and expires ten years and one month from the date of grant.
(4) Grants made on May 29, 1997: Grant date present value is determined using a modified Black-Scholes option pricing model. The estimated values under the model are based on assumptions, including an expected volatility of 62%, a risk-free rate of return of 6.66%, no dividend yield and a time to exercise of seven years, and may not be indicative of actual value. The actual value, if any, the option holder may realize will depend on the excess of the actual market price of the stock over the exercise price on the date the option is exercised. There is no assurance that the value that may be realized by the option holder will be at or near the value estimated by the Black-Scholes model.
(5) Grant made on September 24, 1997: Grant date present value is determined using a modified Black-Scholes option pricing model. The estimated value under the model is based on assumptions, including an expected volatility of 65%, a risk-free rate of return of 6.2%, no dividend yield and a time to exercise of seven years, and may not be indicative of actual value. The actual value, if any, the option holder may realize will depend on the excess of the actual market price of the stock over the exercise price on the date the option is exercised. There is no assurance that the value that may be realized by the option holder will be at or near the value estimated by the Black-Scholes model.
(6) All options granted become exercisable in equal annual installments over four years, except to the extent that accelerated vesting may occur in connection with a change of control.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth certain information regarding the exercise of stock options during the last fiscal year by the Company's executive officers.

                                                                                         VALUE OF UNEXERCISED
                                                           NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                        OPTIONS AT FISCAL YEAR END        FISCAL YEAR END(2)
                             SHARES                     ---------------------------   ---------------------------
                           ACQUIRED ON      VALUE
          NAME              EXERCISE     REALIZED (1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----             -----------   ------------   -----------   -------------   -----------   -------------
                               (#)           ($)            (#)            (#)            ($)            ($)
Gary G. Greenfield.......       0             0           385,788        506,752       2,286,009        2,846,788
Kevin J. Burns...........       0             0            32,500        166,250         113,750          914,219
Kenneth A. Sexton........       0             0            97,000        106,000         501,813          567,323
Panos Anastassiadis......       0             0           155,750        159,750         894,469          811,844
Gary M. Wright...........       0             0            17,500         87,500          81,875          363,125

---------------

(1) The amount "realized" reflects the appreciation on the date of exercise (based on the excess of the fair market value of the shares on the date of exercise over the exercise price). However, because the executive officers may keep the shares they acquired upon the exercise of the options (or sell them at a different price), these amounts do not necessarily reflect cash realized upon the sale of those shares.
(2) "In-the-Money Options" are options outstanding at the end of the last fiscal year for which the fair market value of the Common Stock at the end of the last fiscal year ($15.375 per share) exceeded the exercise price of the options.

EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company has entered into executive employment agreements with Messrs. Burns, Greenfield, and Sexton providing for (i) annual base salaries, (ii) participation in bonus plans, stock options and stock incentive plans as adopted by the Company, and (iii) other customary benefits, including death and disability payments. Following is a summary of the pertinent provisions of the agreements.

     The terms for Messrs. Greenfield and Sexton are for three years expiring July 31, 2001, and are automatically extended for one year each August 1, unless either the Company or the executive gives notice that the agreement is not to be extended. If there is a change of control of the Company, as defined in Mr. Greenfield and Mr. Sexton's agreements, the agreements shall be automatically extended for a three year term commencing on the effective date of the change of control. The term for Mr. Burns expires September 30, 1999, unless either the Company or Mr. Burns gives notice as allowed by the agreement. At any time, the Company may terminate the executive for cause, as defined in the agreements. If the executive's termination of employment is (i) by the Company other than for cause or disability, (ii) by the executive for good reason or (iii) during the first year following a change of control, the Company shall be obligated to make a lump sum payment to the executive. The lump sum payments to Messrs. Greenfield and Sexton will be based on a multiple (the "Multiple") of their monthly base salary and bonus (as defined in their agreements) computed on a monthly basis. The Multiple for calculating the lump sum payments for Messrs. Greenfield and Sexton is eighteen. Mr. Greenfield and Mr. Sexton would also receive certain employee benefits or payments in respect of employee benefits for up to three years after the change of control. The lump sum payment to Mr. Burns will be the remaining unpaid salary and bonus as defined in his agreement. If the executive would be subject to the excise tax under the Internal Revenue Code relating to payments after a change of control, the payments shall be grossed up so that the Company will make additional payments to the executive equal to the amount of the excise tax plus the amount of the tax on such additional payments. In addition, if the executive's employment is so terminated or if there is a change of control, all outstanding stock options held by the executive shall vest.

     During the 18 months following termination of employment described above (except termination for cause), (i) Mr. Greenfield and Mr. Sexton shall provide consulting services to the Company and be subject to certain non-competition covenants and (ii) Mr. Burns shall be subject to certain non-competition covenants. For such consulting services and non-competition agreement, the Company shall pay Mr. Greenfield and Mr. Sexton a lump sum equal to eighteen times their monthly base salary and bonus (as defined in their agreements) computed on a monthly basis. Mr. Burns shall not receive additional consideration for his non-competition agreement.

     The annual compensation and target incentive compensation (or "IC") for each effected officer for the fiscal year beginning May 1, 1998 is as follows:
Messrs. Greenfield and Sexton have annual base salaries of $325,000 and $200,000, respectively. Mr. Greenfield has a target IC amount equal to his base salary and a maximum IC amount of $415,000. Mr. Sexton has a target IC of $125,000 and a maximum IC amount of $160,000. As of July 31, 1998, Mr. Burns' unpaid salary and bonus for the remaining period covered by his agreement was $345,833. The annual base salary and target incentive compensation may be increased from time to time as determined by the Board of Directors, in its discretion, upon a review that shall take place at least annually.

ITEMS 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is no person known by the Company to own beneficially more than 5% of the outstanding Common Stock as of July 31, 1998. The table sets forth to the Company's knowledge the beneficial ownership by each director and executive officer, individually, and all directors and executive officers as a group, of Common Stock as of July 31, 1998.

                                                               SHARES OF      PERCENTAGE
                                                              COMMON STOCK        OF
                                                              BENEFICIALLY   COMMON STOCK
                  NAME OF BENEFICIAL OWNER                    OWNED (1)(2)   OUTSTANDING
                  ------------------------                    ------------   ------------
Panos Anastassiadis.........................................     309,390         1.3%
Michel Berty................................................      18,333         0.1%
Kevin J. Burns..............................................     198,750         0.9%
Richard A. Carpenter........................................     195,184         0.9%
John J. Cimral..............................................      74,111         0.3%
C. Thomas Faulders, III.....................................      20,000         0.1%
Robert N. Goldman...........................................      40,999         0.2%
Gary G. Greenfield..........................................   1,034,439(3)      4.3%
Russell E. Planitzer........................................      29,999         0.1%
R. Craig Roos...............................................      15,000         0.1%
Kenneth A. Sexton...........................................     247,280         1.1%
Frank A. Sola...............................................      25,666         0.1%
Gary M. Wright..............................................      96,912         0.4%
All directors and executive officers as a group (13
  persons)..................................................   2,306,063         9.2%

                                                   (footnotes on following page)

---------------

(1) Except as otherwise specifically noted, the number of shares stated as being owned beneficially includes shares believed to be held beneficially by spouses, minor children and grandchildren. The inclusion of shares deemed beneficially owned in this report, however, does not constitute an admission that the named stockholders are direct or indirect beneficial owners of such shares.
(2) Includes 296,000, 18,333, 198,750, 30,999, 72,900, 20,000, 40,999,
    1,025,290, 29,999, 15,000, 240,500, 25,666, 96,250 and 2,110,686 shares subject to option which are held by Messrs. Anastassiadis, Berty, Burns, Carpenter, Cimral, Faulders, Goldman, Greenfield, Planitzer, Roos, Sexton, Sola, Wright and all directors and executive officers as a group, respectively, and are exercisable within 60 days after July 31, 1998. These option shares include 104,500, 6,667, 115,000, 6,667, 47,076, 10,000, 6,667,
    398,003, 10,000, 6,667, 95,250, 6,667, 58,750 and 871,914 shares for Messrs.
    Anastassiadis, Berty, Burns, Carpenter, Cimral, Faulders, Goldman, Greenfield, Planitzer, Roos, Sexton, Sola, Wright and all directors and executive officers as a group, respectively, which are anticipated to vest in conjunction with the Merger.

(3) Includes 1,100 shares held by Mr. Greenfield as custodian for his daughter, as to which shares Mr. Greenfield disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 1998

                                          INTERSOLV, INC.

                                          By: /s/ KENNETH A. SEXTON
                                            ------------------------------------
                                              Senior Vice President, Finance &
                                                Administration and
                                              Chief Financial Officer