Form 10-Q
period 1998-07-31
INTERSOLV INC
filed 1998-09-10
CIK 805330

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

(MARK ONE)
 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

     As of August 31, 1998, there were 22,852,529 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

================================================================================

                                INTERSOLV, INC.

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...............................     3
  Condensed Consolidated Statements of Income and
     Comprehensive Income for the three months ended July
     31, 1998 and 1997 (unaudited)..........................     4
  Condensed Consolidated Balance Sheets as of July 31, 1998
     (unaudited) and April 30, 1998.........................     5
  Condensed Consolidated Statements of Cash Flows for the
     three Months ended July 31, 1998 and 1997
     (unaudited)............................................     6
  Notes to Condensed Consolidated Financial Statements......     7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     9

PART II. OTHER INFORMATION

Item 4.  Results of Votes of Securities Holders.............    12
Item 5.  Other..............................................    12
Item 6.  Exhibits and Reports on Form 8-K...................    12

SIGNATURES..................................................    13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial statements set forth below for the three month periods ended July 31, 1998 and 1997 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. INTERSOLV, Inc. believes that the disclosures made are adequate to make the information presented not misleading. The results for the three month period ended July 31, 1998 are not necessarily indicative of the results for the fiscal year.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all necessary adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these financial statements be read in conjunction with the latest audited consolidated financial statements and the notes thereto (included in the Annual Report on Form 10-K, as amended, for the fiscal year ended April 30, 1998).

                                INTERSOLV, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                  JULY 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Revenues:
     License fees...........................................  $20,973   $18,273
     Service fees...........................................   26,113    23,057
                                                              -------   -------
          Total revenues....................................   47,086    41,330
                                                              -------   -------
Costs and expenses:
     Cost of products.......................................    1,461     1,297
     Cost of services.......................................   14,869    12,461
     Sales and marketing....................................   17,839    17,112
     Research and development...............................    6,500     6,631
     General and administrative.............................    3,391     2,794
                                                              -------   -------
          Total costs and expenses..........................   44,060    40,295
                                                              -------   -------
Operating income............................................    3,026     1,035
Other income (expense), net.................................      236      (105)
                                                              -------   -------
Income before income taxes..................................    3,262       930
Provision for income taxes..................................    1,142       325
                                                              -------   -------
Net income..................................................    2,120       605
Other comprehensive income:
     Foreign currency translation adjustments...............     (448)      775
                                                              -------   -------
Comprehensive income........................................  $ 1,672   $ 1,380
                                                              =======   =======
Shares used in computing basic net income per share.........   22,722    20,705
                                                              -------   -------
Basic net income per share..................................  $  0.09   $  0.03
                                                              =======   =======
Shares used in computing diluted net income per share.......   24,014    21,065
                                                              =======   =======
Diluted net income per share................................  $  0.09   $  0.03
                                                              =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERSOLV, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               AS OF       AS OF
                                                              JULY 31,   APRIL 30,
                                                                1998       1998
                                                              --------   ---------
                                      ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 33,576   $ 34,082
     Accounts receivable, net...............................    58,555     62,962
     Prepaid expenses and other current assets..............     5,785      7,663
                                                              --------   --------
          Total current assets..............................    97,916    104,707
Software, net...............................................     3,646      4,184
Property and equipment, net.................................    11,362     11,988
Notes receivable and other assets...........................    13,499     11,987
                                                              --------   --------
          Total assets......................................  $126,423   $132,866
                                                              ========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses..................  $ 33,065   $ 43,464
     Deferred revenue.......................................    25,815     26,269
                                                              --------   --------
          Total current liabilities.........................    58,880     69,733
Long-term liabilities.......................................     6,928      5,856
                                                              --------   --------
          Total liabilities.................................    65,808     75,589
                                                              --------   --------
Subordinated convertible notes..............................        38         38
                                                              --------   --------
Stockholders' equity
     Common stock...........................................       228        226
     Paid-in capital........................................   122,010    120,346
     Accumulated deficit....................................   (54,854)   (56,969)
     Accumulated other comprehensive income.................    (6,807)    (6,364)
                                                              --------   --------
Total stockholders' equity..................................    60,577     57,239
                                                              --------   --------
          Total liabilities and stockholders' equity........  $126,423   $132,866
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERSOLV, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                FOR THE THREE
                                                                 MONTHS ENDED
                                                                   JULY 31,
                                                              ------------------
                                                               1998       1997
                                                              -------   --------
CASH INFLOWS (OUTFLOWS)
Operating activities:
     Net income.............................................  $ 2,120   $    605
     Non-cash items:
          Depreciation and amortization.....................    2,025      1,603
          Deferred income taxes.............................    1,068        267
     Change in working capital..............................   (9,549)   (12,459)
                                                              -------   --------
Net cash used by operating activities.......................   (4,336)    (9,984)
                                                              -------   --------
Investing activities:
     Additions to software..................................       --       (105)
     Additions to property and equipment....................     (567)    (1,129)
     Changes in other assets................................       --        171
                                                              -------   --------
Net cash used in investing activities.......................     (567)    (1,063)
                                                              -------   --------
Financing activities:
     Proceeds from debt, net................................    2,891      3,743
     Proceeds from sale of common stock.....................    1,666      1,771
                                                              -------   --------
Net cash provided by financing activities...................    4,557      5,514
                                                              -------   --------
Effect of exchange rate changes on cash.....................     (160)       (91)
                                                              -------   --------
Net decrease in cash and cash equivalents...................     (506)    (5,624)
Cash and cash equivalents, beginning of period..............   34,082     20,180
                                                              -------   --------
Cash and cash equivalents, end of period....................  $33,576   $ 14,556
                                                              =======   ========

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

     The accompanying unaudited financial statements reflect all the adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month period ended July 31, 1998 may not necessarily be indicative of the results for the entire year. The April 30, 1998 condensed consolidated balance sheet data was derived from audited financial statements as of the same date.

     These financial statements should be read in conjunction with the Company's annual audited financial statements, as filed with the Securities and Exchange Commission on Form 10-K, as amended, for the year ended April 30, 1998.

OPERATIONS

     The Company is engaged in the development, marketing and support of computer software products and services in three major solution areas: automated software quality, data connectivity and enterprise application renewal.

NET INCOME PER SHARE

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share have been computed by dividing net income by the weighted-average number of common shares outstanding plus an assumed increase in common shares outstanding for dilutive securities. Earnings per share for all other periods presented herein have been restated to conform to SFAS No. 128.

     The following table reconciles the weighted average number of common shares outstanding during each period for basic earnings per share with the comparable amount for diluted earnings per share.

                                                               QUARTER ENDED
                                                                  JULY 31
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                                (AMOUNTS IN
                                                                THOUSANDS)
Weighted average shares outstanding -- basic................  22,722   20,705
Stock Option equivalent shares..............................   1,282      337
Subordinated Convertible Note equivalent shares.............      10       23
                                                              ------   ------
Weighted average shares outstanding -- diluted..............  24,014   21,065
                                                              ======   ======

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires additional disclosures with respect to certain changes in assets and liabilities that previously were not required to be reported as results of operations for the period. Effective for the fiscal year ending April 30, 1999, the Company has adopted SFAS 130.

     The American Institute of Certified Public Accountants has issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Effective for the fiscal year ending April 30, 1999, the Company has adopted SOP 97-2.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segment of an Enterprise and Related Information" ("SFAS 131"), which is effective for the fiscal years beginning after December 15, 1997. However, interim period adoption is not required. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed.

     The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

SUBSEQUENT EVENT

     On June 17, 1998, the Company signed a definitive agreement to merge with Micro Focus Group, Plc. Micro Focus is a UK company with principal offices in Newbury, England, and Mountain View, California. Under the terms of the agreement, each share of the Company's common stock will be exchanged for .55 shares of Micro Focus American Depositary Shares and each INTERSOLV option will be exchanged for an equivalent Micro Focus option. Micro Focus shares are listed both on the London Stock Exchange and on the Nasdaq National Market System. The transaction has received regulatory approval in the US and the UK. Special Meetings of Shareholders of both companies have been scheduled for September 23, 1998 to seek shareholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS OVERVIEW

     The following table sets forth, for the periods indicated, the percentage which selected items in the Consolidated Statements of Operations bear to total revenues:

                                                               PERCENTAGE OF
                                                               TOTAL REVENUE
                                                              ---------------
                                                               THREE MONTHS
                                                              ENDED JULY 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Revenues:
     License fees...........................................   44.5%    44.2%
     Service fees...........................................   55.5     55.8
                                                              -----    -----
                                                              100.0    100.0
                                                              -----    -----
Costs and expenses:
     Cost of products.......................................    3.1      3.1
     Cost of services.......................................   31.6     30.2
     Sales and marketing....................................   37.9     41.4
     Research and development...............................   13.8     16.0
     General and administrative.............................    7.2      6.8
                                                              -----    -----
          Total costs and expenses..........................   93.6     97.5
                                                              -----    -----
Operating income............................................    6.4      2.5
Other income (expense), net.................................    0.5     (0.2)
                                                              -----    -----
Income before taxes.........................................    6.9      2.3
Provision for income taxes..................................    2.4      0.8
                                                              -----    -----
Net income..................................................    4.5%     1.5%
                                                              =====    =====

     Revenues from North America and International were 71% and 29%, respectively, for the three months ended July 31, 1998 as compared to 73% and 27%, respectively for the same period last year.

  Revenues

     The Company's product and service offerings are focused in three primary solution areas: Automated Software Quality (or "ASQ"), which includes the PVCS series, Data Connectivity, which includes the DataDirect series, and Enterprise Application Renewal (or "EAR"), which includes Year 2000 and Euro currency renewal services.

     Total revenues for the three months ended July 31, 1998 increased 14% to $47.1 million, compared to $41.3 million for the same period last year. Revenues from the three primary solution areas totaled $45.0 million, which is a 23% increase from the same period last year.

     ASQ revenues grew 26%,while DataDirect revenues grew 24% for the three months ended July 31, 1998. Revenue from EAR services grew 11% to $6.3 million. Revenues for the other non-strategic products, which accounted for 5% of total revenues for the quarter ended July 31, 1998, declined 19%. Growth in the ASQ and DataDirect product lines was due to increases in new license sales and increased demand for related services. Growth in the EAR area was due to increased activity for such services in the most recent period.

     On a geographical basis, the Company had revenue growth in both North America and Europe of 12% and 34%, respectively, while Asia/Pacific experienced a decline of 24%. Changes in foreign currency exchange rates between periods caused total international revenues to decrease approximately $0.6 million between periods.

  Cost of Products

     Cost of products includes cost of software media, freight, royalties and amortization of capitalized software development costs and purchased technology costs, with amortization expense being the largest component. Cost of products for the three months ended July 31, 1998 declined from 7.1% to 7.0% of license fee revenue.

  Cost of Services

     Cost of services includes personnel and related indirect costs incurred to provide consulting and training services, as well as telephone support to customers under maintenance contracts. Cost of services increased from 54.0% to 56.9% of service fee revenue for the three months ended July 31, 1997 and 1998, respectively. Costs have increased to support the demand for EAR services as well as consulting services for the other products. The cost increases relate primarily to growth in personnel needed to perform the services.

  Sales and Marketing

     Sales and marketing expenses for the three months ended July 31, 1998 increased 4% from $17.1 million for the same period last year to $17.8 million on an absolute basis, but decreased from 41.4% to 37.9% as a percent of total revenue. The Company continued to benefit from increased sales and marketing focus on its three primary businesses.

  Research and Development

     Research and development ("R & D") expenses includes personnel and related overhead costs incurred to develop the Company's products, less amounts capitalized in accordance with FASB 86. Amortization of capitalized software is included in cost of products. R & D expenses were $6.5 million in the first quarter ended July 31, 1998, as compared to $6.6 million in the prior year. Increased R&D in our key businesses was offset by reductions resulting from exiting non-strategic areas, such as the Allegris product line.

  General and Administrative

     General and administrative expenses were $3.4 million in the first quarter of fiscal 1999, which is a 21% increase as compared to $2.8 million in the same period last year. The increase was primarily attributable to additional amortization of intangible assets relating to the previously disclosed March, 1998, SQL acquisition.

  Operating Income

     The Company reported operating income of $3 million for the three months ended July 31, 1998, as compared to an operating profit of $1 million for the three months ended July 31, 1997.

  Other Income, net

     Other income, which is primarily net investment income, increased when compared to the same period last year as cash available to invest increased.

  Income Taxes

     The Company's tax rate for the three months ended July 31, 1998 was 35%, based upon the Company's assessment of the realizability of existing deferred tax assets, which include tax credits and net operating loss carryforwards.

  Financial Condition -- Liquidity and Capital Resources

     During the three months ended July 31, 1998, operations used $4.3 million of cash, primarily to paydown various current liabilities, which normally increase at the end of a fiscal year due to the Company's commission and bonus plans. Financing activities provided a net $4.6 million, with $1.7 million derived from the sale of stock through stock option exercises and employee stock purchase programs and $2.9 million of net borrowings from existing credit facilities. Investing activities used $0.6 million as the Company invested in fixed assets. No software capitalization occurred in the first quarter of fiscal 1999. Overall cash and cash equivalents were $33.6 million at July 31, 1998, which is down $0.5 million from $34.1 million at the beginning of the fiscal year.

     The Company has a bank line of credit arrangement which allows short-term borrowings of up to $15 million. As of July 31, 1998, $6.0 million was outstanding under this line of credit. Management believes that, independent of the proposed merger with Micro Focus Group, Plc (see Subsequent Event), cash generated from operations, cash on hand and available borrowings are sufficient to meet the Company's capital requirements for the foreseeable future.

  Forward Looking Information

     This quarterly report on Form 10-Q may contain forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, and is subject to the safe harbor created by those sections. The Company assumes no obligation to update the information contained in this Form 10-Q. Furthermore, any such forward looking information and other statements made in this Form 10-Q are provided without reference to the Company's proposed merger with Micro Focus Group, Plc (see Subsequent Event).

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER

     On June 17, 1998, the Company signed a definitive agreement to merge with Micro Focus Group, Plc. Micro Focus is a UK company with principal offices in Newbury, England, and Mountain View, California. Under the terms of the agreement, each share of the Company's common stock will be exchanged for .55 shares of Micro Focus American Depositary Shares and each INTERSOLV option will be exchanged for an equivalent Micro Focus option. Micro Focus shares are listed both on the London Stock Exchange and on the Nasdaq National Market System. The transaction has received regulatory approval in the US and the UK. Special Meetings of Shareholders of both companies have been scheduled for September 23, 1998 to seek shareholder approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

NUMBER                      EXHIBIT DESCRIPTION
------                      -------------------
2       Agreement and Plan of Reorganization dated as of June 17,
        1998, incorporated by reference to Appendix A to the
        Company's definitive proxy statement dated August 24, 1998.
27      Financial Data Schedule (as part of electronic filing)

(B)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended July 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 1998
                                          INTERSOLV, INC.

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
  27     Financial Data Schedule (as part of electronic filing)